Form 10-Q
period 2014-12-31
Civitas Solutions, Inc.
filed 2015-02-18
CIK 1608638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36623

CIVITAS SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-1309110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

313 Congress Street, 6th Floor Boston, Massachusetts 02210	(617) 790-4800
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 17, 2015, there were 36,950,000 shares outstanding of the registrant’s common stock, $0.01 par value.

Index

Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Civitas Solutions, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,183	$196,147
Restricted cash	2,421	1,944
Accounts receivable, net of allowances of $12,198 and $11,491 at December 31, 2014 and September 30, 2014	146,993	141,378
Deferred tax assets, net	18,176	18,176
Prepaid expenses and other current assets	21,932	16,207

Total current assets	194,705	373,852
Property and equipment, net	159,996	159,486
Intangible assets, net	328,484	327,726
Goodwill	259,731	257,632
Restricted cash	50,000	50,000
Other assets	39,971	39,258

Total assets	$1,032,887	$1,207,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	20,601	$22,350
Accrued payroll and related costs	75,295	84,176
Other accrued liabilities	45,539	49,320
Obligations under capital lease, current	462	451
Current portion of long-term debt	6,000	168,000

Total current liabilities	147,897	324,297
Other long-term liabilities	70,225	69,314
Deferred tax liabilities, net	58,202	57,552
Obligations under capital lease, less current portion	5,938	6,058
Long-term debt, less current portion	637,367	635,195
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 36,950,000 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	370	370
Additional paid-in capital	274,103	272,943
Accumulated deficit	(161,215)	(157,775)

Total stockholders’ equity	113,258	115,538

Total liabilities and stockholders’ equity	$1,032,887	$1,207,954

See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Net revenue	$334,590	$303,992
Cost of revenue (exclusive of depreciation expense shown below)	257,558	238,691
Operating expenses:
General and administrative	40,308	36,251
Depreciation and amortization	17,210	15,926

Total operating expenses	57,518	52,177

Income from operations	19,514	13,124
Other income (expense):
Management fee of related party	(162)	(345)
Other income, net	140	387
Extinguishment of debt	(14,343)	—
Interest expense	(10,905)	(19,501)

Loss from continuing operations before income taxes	(5,756)	(6,335)
Benefit for income taxes	(2,371)	(1,652)

Loss from continuing operations	(3,385)	(4,683)
Loss from discontinued operations, net of tax	(55)	(7)

Net loss	(3,440)	$(4,690)

Loss per common share, basic and diluted
Loss from continuing operations	$(0.09)	$(0.19)
Loss from discontinued operations	(0.00)	(0.00)

Net loss	$(0.09)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	36,950,000	25,250,000

See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Net loss	$(3,440)	$(4,690)
Other comprehensive income (loss), net of tax:
Gain on derivative instrument classified as cash flow hedge, including a tax effect for the three months ended December 31, 2013 of $310	—	466

Comprehensive loss	$(3,440)	$(4,224)

See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Operating activities:
Net loss	$(3,440)	$(4,690)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts receivable allowances	4,294	3,840
Depreciation of property and equipment	7,831	6,636
Amortization of intangible assets	9,445	9,429
Amortization and write-off of original issue discount and initial purchasers discount	3,672	734
Amortization and write-off of financing costs	1,522	719
Stock-based compensation	1,160	20
Deferred income taxes	650	(1,238)
Loss on disposal of assets	65	18
Changes in operating assets and liabilities:
Accounts receivable	(9,909)	(2,912)
Other assets	(7,960)	(5,851)
Accounts payable	(1,236)	(8,191)
Accrued payroll and related costs	(8,881)	(2,177)
Other accrued liabilities	(3,781)	10,339
Other long-term liabilities	911	3,440

Net cash (used in) provided by operating activities	(5,657)	10,116
Investing activities:
Cash paid for acquisitions, net of cash received	(12,518)	(1,240)
Purchases of property and equipment	(8,886)	(6,023)
Changes in restricted cash	(477)	(468)
Proceeds from sale of assets	183	390

Net cash used in investing activities	(21,698)	(7,341)
Financing activities:
Repayments of long-term debt	(163,500)	(1,400)
Proceeds from borrowings under senior revolver	2,500	2,500
Repayments of borrowings under senior revolver	(2,500)	(2,500)
Repayments of capital lease obligations	(109)	(101)

Net cash used in financing activities	(163,609)	(1,501)

Net (decrease) increase in cash and cash equivalents	(190,964)	1,274
Cash and cash equivalents at beginning of period	196,147	19,440

Cash and cash equivalents at end of period	$5,183	$20,714

Supplemental disclosure of cash flow information
Cash paid for interest	$10,783	$10,050
Cash paid for income taxes	$113	$86
Supplemental disclosure of non-cash investing activities:
Accrued property and equipment	$451	$459

See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

1. Business Overview

Civitas Solutions, Inc., through its wholly-owned subsidiaries (collectively, the “Company”), is a leading provider of home- and community-based health and human services to individuals with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 35 states. The Company provides residential services to over 12,600 clients and more than 16,900 clients receive periodic services from the Company in non-residential settings.

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

Civitas Solutions, Inc. (“Civitas”) is a subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar’’) in 2006. The equity interests of NMH Investment are owned by Vestar and certain of our executive officers and directors and other members of management. On September 22, 2014, Civitas completed an initial public offering (the “IPO”) of its common stock and became a reporting company under the Securities Exchange Act of 1934, as amended. NMH Holdings, LLC is a wholly owned subsidiary of Civitas and National Mentor Holdings, Inc. (“NMHI”) is a wholly owned subsidiary of NMH Holdings, LLC.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended December 31, 2014 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three months ended December 31, 2014 to the application of significant accounting policies as described in our audited financial statements for the year ended September 30, 2014.

3. Recent Accounting Pronouncements

Reporting Discontinued Operations—In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The pronouncement is applied prospectively, and was effective for the first quarter of our fiscal year ending September 30, 2015. The adoption has not had an impact on the Company’s consolidated financial statements; however, it is expected that it will significantly limit the classification of future disposals of components as discontinued operations.

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

4. Long-Term Debt

As of December 31, 2014 and September 30, 2014, the Company’s long-term debt consisted of the following:

(in thousands)	December 31, 2014	September 30, 2014
Term loan principal and interest due in quarterly installments through January 31, 2021, subject to acceleration to November 15, 2017	$595,500	$597,000
Original issue discount on term loan, net of accumulated amortization	(1,136)	(1,235)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	50,000	212,000
Original issue discount and initial purchaser discount on senior notes, net of accumulated amortization	(997)	(4,570)

	643,367	803,195
Less current portion	6,000	168,000

Long-term debt	$637,367	$635,195

Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMH Holdings, LLC entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”).

Term loan

As of December 31, 2014 and September 30, 2014, NMHI had $595.5 million and $597.0 million, respectively, of borrowings under the term loan. At December 31, 2014, the variable interest rate on the term loan was 4.25%. At September 30, 2014, the variable interest rate on the term loan was 4.75%

Senior revolver

During the three months ended December 31, 2014, NMHI had borrowings and repayments of $2.5 million on the senior revolver. At December 31, 2014 and September 30, 2014, NMHI had no outstanding borrowings under the senior revolver.

At September 30, 2014, NMHI had $100.0 million of available credit under the senior revolver. On October 21, 2014, NMHI increased the revolving commitment under the senior revolver by $20.0 million, on terms identical to those applicable to the existing senior revolver. At December 31, 2014, NMHI had $119.1 million of available credit under the senior revolver.

NMHI had $48.4 million and $44.3 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage at December 31, 2014 and September 30, 2014, respectively. NMHI also issued $0.9 million of standby letters of credit under the senior revolver at December 31, 2014. NMHI’s institutional letter of credit facility provided for the issuance of letters of credit up to the $50.0 million limit, subject to certain maintenance and issuance limitations, and letters of credit in excess of that amount reduced availability under the NMHI’s senior revolver. The interest rate for borrowings under the senior revolver was 5.5 % and 6.0% as of December 31, 2014 and September 30, 2014, respectively.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” Any swingline loans or other borrowings under the senior revolver would have maturities less than one year, and would be reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

Senior Notes

In February 2011, NMHI issued $250.0 million of 12.5% senior notes due 2018 (the “senior notes”). As of September 30, 2014, NMHI had $212.0 million of aggregate principal amount of senior notes outstanding. On October 17, 2014, NMHI paid $175.6 million to redeem $162.0 million in aggregate principal of senior notes plus accrued interest of $3.5 million using proceeds from the Company’s initial public offering. In accordance with the provisions of the indenture governing the senior notes, the amount paid included an associated call premium of $10.1 million. As a result of this redemption, the Company expensed deferred financing fees of $0.8 million, original issue discount of $3.4 million, and the call premium of $10.1 million resulting in $14.3 million of expense reflected in extinguishment of debt in the statement of operations. As of December 31, 2014, NMHI had $50.0 million of aggregate principal amount of senior notes outstanding.

On February 2, 2015, NMHI issued a conditional notice of redemption for all of its outstanding senior notes. NMHI intends to refinance the remaining outstanding senior notes as market conditions permit. If the refinancing is successful, the senior notes would be retired on March 4, 2015.

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

In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s usage of the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of December 31, 2014 or September 31, 2014 as NMHI’s usage of the senior revolver did not exceed the threshold for that quarter.

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

Derivatives

NMHI entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011, which expired on September 30, 2014. The Company accounted for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship was assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $2.4 million or $1.5 million after taxes, at December 31, 2013. The fair value was recorded in current liabilities and was determined based on pricing models and independent formulas using current assumptions. The change in fair market value of $0.5 million, including a tax effect of $0.3 million, was recorded in the consolidated statements of comprehensive loss for the three months ended December 31, 2013.

On January 20, 2015, the Company entered into two new interest rate swap agreements in an aggregate notional amount of $375.0 million in order to reduce the variability of cash flows of our variable rate debt. The Company entered into these interest rate swaps to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swaps, the Company will receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR or 1.00% per annum, and the Company will make payments to the counterparty based on a fixed rate of 1.795% per annum, in each case on the notional amount of $375.0 million, settled on a net payment basis.

5. Stockholders’ Equity

Common Stock

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share.

6. Business Combinations

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

Fiscal 2015 Acquisitions

During the three months ended December 31, 2014, the Company acquired certain assets of three companies complementary to its business for a total fair value consideration of $12.5 million.

Capstone Services, LLC (“Capstone”). On October 31, 2014, the Company acquired the assets of Capstone for $4.5 million. Capstone is located in Minnesota and provides residential and home-based supportive living services to individuals with developmental disabilities. As a result of this acquisition, the Company recorded $0.8 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $3.5 million of intangible assets which included $2.6 million of agency contracts with a weighted average useful life of 12 years, $0.8 million of licenses and permits with a weighted average useful life of 10 years, and $0.1 million of non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $0.2 million.

Lakeview Systems (“Lakeview”). On December 29, 2014, the Company acquired certain assets of Lakeview’s New Hampshire programs for $8.0 million. Lakeview provides community-based, residential services for individuals with brain injuries. Based on the estimated fair values of the net assets acquired at the date of acquisition, the Company recorded $1.3 million of goodwill in the Post-acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $6.7 million of intangible assets which included $6.0 million of agency contracts with a weighted average useful life of 12 years, $0.7 million of licenses and permits with a weighted average useful life of 10 years, and $31 thousand of non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $40 thousand.

Other Acquisitions. During fiscal 2015, the Company acquired the assets of Kessel Group Home, Inc. This acquisition is in the business of providing group home and related services to individuals with developmental disabilities and is included in our Human Services segment. Total cash consideration for this company was $60.6 thousand of which $57.3 thousand was recorded to goodwill and $3.3 thousand was recorded to tangible assets.

The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of each acquisition:

(in thousands)	Identifiable intangible assets	Property and equipment	Total identifiable net assets	Goodwill
Capstone	$3,539	$173	$3,712	$762
Lakeview	6,664	40	6,704	1,280
Other Acquisitions	—	3	3	57

Total	$10,203	$216	$10,419	$2,099

Pro forma Results of Operations

The following table presents the unaudited pro forma financial results as if the fiscal 2015 acquisitions had occurred on the first day of the period presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The Company has determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

	Three Months Ended December 31,
(in thousands)	2014	2013
Pro forma net revenues	$336,928	$307,701
Income from operations	20,087	13,945

Fiscal 2014 Acquisitions

During the three months ended December 31, 2013, the Company acquired one company complementary to its business in the Human Services segment for a total cash consideration of $1.2 million.

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

The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of the acquisition:

(in thousands)	Identifiable intangible assets	Property and equipment	Total identifiable net assets	Goodwill
Show-Me Health Care	$895	$9	$904	$336

Total	$895	$9	$904	$336

7. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the three months ended December 31, 2014 are as follows (in thousands):

	Human Services	Post -Acute Specialty Rehabilitation Services	Total
	(in thousands)
Balance as of September 30, 2014	$190,658	$66,974	$257,632
Goodwill acquired through acquisitions	819	1,280	2,099

Balance as of December 31, 2014	$191,477	$68,254	$259,731

Intangible Assets

Intangible assets consist of the following as of December 31, 2014 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$493,598	$232,109	$261,489
Non-compete/non-solicit	3 years	5,881	2,711	3,170
Relationship with contracted caregivers	2 years	10,963	9,285	1,678
Trade names	2 years	4,067	3,034	1,033
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	3 years	49,063	33,932	15,131
Intellectual property	1 year	904	721	183

		$610,276	$281,792	$328,484

Intangible assets consist of the following as of September 30, 2014 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$484,994	$224,566	$260,428
Non-compete/non-solicit	3 years	5,716	2,448	3,268
Relationship with contracted caregivers	2 years	10,963	9,013	1,950
Trade names	4 years	7,467	2,907	4,560
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	47,629	32,724	14,905
Intellectual property	2 years	904	689	215

		$600,073	$272,347	$327,726

Amortization expense was $9.4 million for the three months ended December 31, 2014 and 2013.

The estimated remaining amortization expense related to intangible assets with finite lives for the nine months remaining in fiscal 2015 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2015	$28,822
2016	36,623
2017	32,571
2018	31,679
2019	31,340
Thereafter	121,649

Total	$282,684

8. Related Party Transactions

Management Agreement

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

The Company recorded $0.2 million and $0.3 million of management fees and expenses for the three months ended December 31, 2014 and 2013, respectively. The $0.2 million of expense during the three months ended December 31, 2014 relates to reimbursable expenses that were incurred prior to the termination of the management agreement on September 22, 2014. The accrued liability relating to such fees and expenses was $0.6 million at September 30, 2014 and $0.2 million at December 31, 2014.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California. These leases have various expiration dates extending out as far as December 2019. Related party lease expense was $0.2 million for the three months ended December 31, 2014, as compared to $0.3 for the three months ended December 31, 2013.

9. Fair Value Measurements

The Company measures and reports its financial assets and liabilities on the basis of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

A three-level hierarchy for disclosure has been established to show the extent and level of judgment used to estimate fair value measurements, as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Significant other observable inputs (quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability).

Level 3: Significant unobservable inputs for the asset or liability. These values are generally determined using pricing models which utilize management estimates of market participant assumptions.

Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Contingent consideration	$(2,400)	$—	$—	$(2,400)

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014.

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

The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the three months ended December 31, 2014.

3 months ended December 31, 2014
Balance at September 30, 2014	$(2,400)
Change in fair value of contingent consideration liability	—

Balance at December 31, 2014	$(2,400)

At December 31, 2014 and September 30, 2014, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	December 31, 2014		September 30, 2014
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$49,003	$52,440	$207,430	$225,780

The fair values were estimated using calculations based on quoted market prices when available and company –specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

10. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended December 31, 2014 and 2013, the Company’s effective income tax rate was 41.2% and 26.1%, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

The Company files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2011. The Company did not have a reserve for uncertain income tax positions at December 31, 2014 and September 30, 2014. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

11. Segment Information

The Company conducts its business through two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment.

Through the Human Services Segment, the Company primarily provides home and community-based human services to adults and children with intellectual and developmental disabilities (“I/DD”), and to youth with emotional, behavioral and/or medically complex challenges (“ARY”). The operations of the Human Services Segment have been organized by management into three business units largely based upon geography. These business units, which comprise three operating segments, have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting. Through the SRS Segment, the Company delivers services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two business units, NeuroRestorative and CareMeridian, based upon service type. The NeuroRestorative operating group provides behavioral therapies to brain injured clients in post-acute community settings and the CareMeridian operating group provides a higher level of medical support to traumatically injured clients. These business units, which comprise two operating segments, have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker for the purpose of evaluating these results and making decisions regarding resource allocations.

The Company evaluates performance based on income from operations. Income from operations is revenue less operating expenses and is not affected by other income (expense) or by income taxes.

Activities classified as “Corporate” in the table below relate primarily to unallocated home office expenses.

The following table is a financial summary by reportable segments for the periods indicated (in thousands):

		Post-Acute
		Specialty
	Human	Rehabilitation
For the three months ended December 31,	Services	Services	Corporate	Consolidated
2014
Net revenue	$271,969	$62,621	$—	$334,590
Income (loss) from operations	31,177	6,529	(18,192)	19,514
Total assets	635,759	231,224	165,904	1,032,887
Depreciation and amortization	11,387	5,239	584	17,210
Purchases of property and equipment	4,310	4,164	412	8,886
Income (loss) from continuing operations before income taxes	10,512	2,069	(18,337)	(5,756)
2013
Net revenue	$248,500	$55,492	$—	$303,992
Income (loss) from operations	22,130	4,300	(13,306)	13,124
Depreciation and amortization	10,905	4,373	648	15,926
Purchases of property and equipment	3,060	2,227	736	6,023
Income (loss) from continuing operations before income taxes	5,944	853	(13,132)	(6,335)

Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for approximately 15% and 14% of the Company’s net revenue for the three months ended December 31, 2014 and 2013, respectively.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three months ended December 31,
	2014	2013
Numerator
Net income (loss)	$(3,440)	$(4,690)

Denominator
Weighted average shares outstanding, basic and diluted	36,950,000	25,250,000
Net income (loss) per share, basic and diluted	$(0.09)	$(0.19)

As we incurred a net loss in each of the periods presented above, all outstanding stock options and restricted stock units have an anti-dilutive effect and therefore are excluded from the computation of diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

The following table summarizes our outstanding common stock equivalents that were anti-dilutive due to the net loss attributable to common stockholders during the periods, and therefore excluded from the computation of diluted EPS:

	Three months ended December 31,
	2014	2013
Stock options	561,339	—
Restricted stock units	554,721	—

13. Accruals for Self-Insurance

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

For professional and general liability, from October 1, 2011 to September 30, 2013, the Company was self-insured for the first $4.0 million of each and every claim with no aggregate limit. Commencing October 1, 2013, the Company is self-insured for $4.0 million per claim and $28.0 million in the aggregate. In connection with the acquisition by Vestar on June 29, 2006 (the “Merger”), the Company purchased additional insurance for certain claims relating to pre-Merger periods subject to $1.0 million per claim and up to $2.0 million in aggregate retentions.

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

14. Other Commitments and Contingencies

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

The Company is also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation; claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws.

15. Subsequent Events

On January 13, 2015, the Company acquired Cassel & Associates (“Cassel”) within its Post-Acute Specialty Rehabilitation Services business for aggregate consideration of $18.2 million. Cassel provides non-residential therapeutic vocational services to individuals recovering from brain injuries in the state of Michigan.

On January 20, 2015, NMHI entered into two new interest rate swap agreements in an aggregate notional amount of $375.0 million in order to reduce the variability of cash flows of our variable rate debt. NMHI entered into these interest rate swaps to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swaps, NMHI will receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR or 1.00% per annum, and NMHI will make payments to the counterparty based on a fixed rate of 1.795% per annum, in each case on the notional amount of $375.0 million, settled on a net payment basis.

On February 2, 2015, NMHI issued a conditional notice of redemption for all of its outstanding senior notes. NMHI intends to refinance the remaining outstanding senior notes as market conditions permit. If the refinancing is successful, the senior notes would be retired on March 4, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as well as our reports on Form 8-K and other publicly available information. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this report.

Overview

We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our nearly 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), and elders (“Adult Day Services”). As of December 31, 2014, we operated in 35 states, serving approximately 12,600 clients in residential settings and approximately 16,900 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.

We have two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment. Through the Human Services Segment, we provide home and community-based human services to adults and children with intellectual and developmental disabilities, to youth with emotional, behavioral and/or medically complex challenges and, beginning in the quarter ended September 30, 2014, to elders. The operations of the Human Services Segment have been organized by management into three business units largely based upon geography. These business units, which comprise three operating segments, have been aggregated based on the criteria set forth in the accounting standards. Through the SRS Segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two business units, NeuroRestorative and CareMeridian, based upon service type. These business units, which comprise two operating segments, have been aggregated based on the criteria set forth in the accounting standards. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker for the purpose of evaluating these results and making decisions regarding resource allocations.

Delivery of services to individuals with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care. Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs. Within our SRS segment, our NeuroRestorative business unit is focused on rehabilitation and transitional living services and our CareMeridian business unit is focused on the more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include: neurorehabilitation; neurobehavioral rehabilitation; specialized nursing; physical, occupational and speech therapies; supported living; outpatient treatment; and pre-vocational services.

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

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and many may soon be unable to continue with these responsibilities. Many states continue to downsize or close large, publicly-run facilities for individuals with I/DD and refer those individuals to private providers of community-based services. Each of these factors affects the size of the I/DD population in need of services. And while our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, this trend has contributed to increased demand for periodic, non-residential services to support at-risk youth and their families. However, during the past 21 months payor demand in the state of North Carolina for periodic ARY services has significantly contracted as a result of a statewide redesign of these programs. It is also noteworthy that in recent years the general foster care population across the country has stabilized, with data for federal fiscal year 2013 showing the first increase in more than a decade in the number of children in foster care at year end. Demand for our SRS services has also grown as emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and as a “step-down” for individuals who no longer require care in acute settings.

Political and economic trends can also affect our operations. Budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. For example, during the economic downturn that began in 2008, our government payors in several states responded to deteriorating revenue collections by implementing service reductions, rate freezes and/or rate reductions. Beginning in fiscal 2012, the rate environment improved and, as a result, for fiscal years 2012, 2013 and 2014, pricing increases contributed to revenue growth. This positive trend has continued in fiscal year 2015.

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

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises the new start operating income for such period. During the three months ended December 31, 2014 and 2013, new starts generated operating losses of $1.3 million and $1.5 million, respectively, and operating income of $0.9 million and $0.7 million, respectively. During fiscal 2012 and 2013 our investment in new start programs increased as a result of the increased demand. These new start investment opportunities increased our organic growth but also had the effect of reducing our operating margin. The losses in both periods reflect a substantial increase in both the number of new starts and the substantial investments we are making in some of these new starts.

Acquisitions

From the beginning of fiscal 2010 through December 31, 2014, we have completed 39 acquisitions, including several acquisitions of rights to government contracts or fixed assets from small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically continue to do so in the future. Acquisitions could have a material impact on our consolidated financial statements.

During the three months ended December 31, 2014, we acquired three companies complementary to our business for total cash consideration of $12.5 million.

During the three months ended December 31, 2013, we acquired one company complementary to our business for total cash consideration of $1.2 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three months ended December 31, 2014, we derived 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors, as compared to 90% of our net revenue from contracts with state, local and other government payors and 10% of our net revenue from non-public payors during the three months ended December 31, 2013. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

We bill the majority of our residential services on a per person per-diem basis. We believe the key factors affecting our revenues in residential service business include gross revenue, average daily residential census and average daily billing rates. We bill the majority of our non-residential service on a per service unit basis. These service units, which vary in length, are converted to billable units which are the hourly equivalent for the service provided. We believe the key factors affecting our revenues in our non-residential service business include gross revenue, billable units and average billable unit rates. We define these factors as follows:

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three months ended December 31,
	2014	2013
I/DD Services
Gross Revenues	$221,184	$201,790
Average Residential Census	7,733	7,191
Average Daily Rate	$231.88	$225.61
Non-Residential Billable Units	3,088,533	2,797,998
Average Non-Residential Billable Unit Rate	$18.20	$18.78
Gross Revenue Growth %	9.6%
Gross Revenue growth due to:
Volume Growth	8.3%
Average Rate Growth	1.3%
At-Risk Youth Services
Gross Revenues	$49,667	$51,688
Average Residential Census	3,695	3,916
Average Daily Rate	$104.67	$98.71
Non-residential Billable Units	166,290	187,638
Average Non-Residential Billable Unit Rate	$84.70	$85.95
Gross Revenue Growth %	(3.9)%
Gross Revenue growth due to:
Volume Growth	(7.4)%
Average Rate Growth	3.5%
Specialty Rehabilitation Services
Gross Revenues	$62,843	$56,343
Average Residential Census	1,122	1,037
Average Daily Rate	$609.01	$590.86
Gross Revenue Growth %	11.5%
Gross Revenue growth due to:
Volume Growth	8.2%
Average Rate Growth	3.3%

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

Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Most of our employee caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Our labor costs are generally influenced by levels of service, and these costs can vary in material respects across regions.

Occupancy costs represent a significant portion of our operating costs. As of December 31, 2014, we owned 378 facilities and three offices, and we leased 1,416 facilities and 255 offices. We expect occupancy costs to increase during fiscal 2015 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expense totaled 0.8% and 0.9% of net revenue for the three months ended December 31, 2014 and 2013, respectively. We incurred professional and general liability expenses of $2.8 million for the three months ended December 31, 2014, as compared to $2.6 million for the three months ended December 31, 2013. These expenses are incurred in connection with our claims reserve and insurance premiums. In the past, increased costs of insurance and claims have negatively impacted our results of operations which resulted in a renewed emphasis on reducing the occurrence of claims. Although insurance premiums did not increase in fiscal 2014 and 2015, they have increased in prior years and may increase in the future.

Results of Operations

The following table sets forth our Consolidated Statements of Operations as a percentage of total net revenues for the periods indicated.

	Three months ended December 31,
	2014	2013
Net Revenue	100.0%	100.0%
Cost of Revenue	77.0%	78.5%
Operating Expenses:
General and Administrative	12.0%	11.9%
Depreciation and Amortization	5.1%	5.2%

Total operating expense	17.1%	17.1%

Income from operations	5.9%	4.4%
Other income (expense):
Management fee of related party	0.0%	(0.1)%
Other income, net	0.0%	0.1%
Extinguishment of debt	(4.3)%	0.0%
Interest Expense	(3.3)%	(6.4)%

Loss from continuing operations before income taxes	(1.7)%	(2.0)%
Benefit for income taxes	(0.7)%	(0.5)%

Loss from continuing operations	(1.0)%	(1.5)%
Gain (loss) from discontinued operations, net of tax	0.0%	0.0%

Net Loss	(1.0)%	(1.5)%

Three Months Ended December 31, 2014 and 2013

Consolidated Overview

	Three months ended December 31,
			Increase
	2014	2013	(Decrease)
Gross revenue	$338,569	$309,821	28,748
Sales adjustments	(3,979)	(5,829)	1,850

Net revenue	334,590	303,992	30,598
Income from operations	19,514	13,124	6,390

Operating margin	5.8%	4.3%

Consolidated gross revenue for the three months ended December 31, 2014 increased by $28.7 million, or 9.3%, compared to gross revenue for the three months ended December 31, 2013. Sales adjustments as a percentage of gross revenue decreased by 0.7% from 1.9% during the three months ended December 31, 2013 to 1.2% during the three months ended December 31, 2014. The decrease was the result of improvements in authorization management, claims processing, and collections. Gross revenue increased $14.3 million from organic growth, including growth related to new programs, and $14.5 million from acquisitions that closed during and after the three months ended December 31, 2013. Our Human Services segment contributed 62.0% of the organic revenue growth with the remaining 38.0% contributed by our SRS segment.

Consolidated income from operations increased from $13.1 million, or 4.3% of net revenue, for the three months ended December 31, 2013 to $19.5 million, or 5.8% of net revenue, for the three months ended December 31, 2014. The increase in our operating margin was primarily due to the increase in revenue, favorable adjustments to our health insurance reserves and accruals for our fiscal 2014 incentive compensation plan, expense leveraging and cost containment efforts in general and administrative expenses. The improvement in operating margin was partially offset by an increase in client occupancy costs due to programs with higher levels of open occupancy and an increase in rent and utilities expense related to our business.

Revenues by segment

The following table sets forth net revenue for the Human Services segment for the periods indicated (in thousands):

	Three months ended December 31,			Percentage
			Increase	Increase
	2014	2013	(Decrease)	(Decrease)
I/DD gross revenue	$221,184	$201,790	$19,394	9.6%
ARY gross revenue	49,667	51,688	(2,021)	(3.9)%
Adult Day Services gross revenue	4,875	—	4,875	NM

Total Human Services gross revenue	275,726	253,478	22,248	8.8%
Sales adjustments	(3,757)	(4,978)
Sales adjustments as a percentage of gross revenue	(1.4)%	(2.0)%

Total Human Services net revenue	$271,969	$248,500	$23,469	9.4%

Human Services gross revenue for the three months ended December 31, 2014 increased by $22.2 million, or 8.8%, compared to the three months ended December 31, 2013. The increase in gross revenue was driven by a $19.4 million increase in I/DD gross revenue while ARY gross revenue decreased by $2.0 million compared to the three months ended December 31, 2013. Gross revenue for Adult Day Services which was acquired in fiscal 2014 was $4.9 million.

The increase in I/DD gross revenue included $10.9 million from organic growth and $8.5 million from acquisitions that closed during and after the three months ended December 31, 2013. The organic growth was the result of a 4.1% increase in volume coupled with a 1.3% increase in average billing rates for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

The $2.0 million decrease in ARY gross revenue was due to a 7.4% decrease in volume partially offset by a 3.5% increase in the average billing rate during the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The decrease in volume was primarily due to a reduction in services in North Carolina due to a state wide redesign of these programs and the voluntary termination of our contracts to provide services with a managed care organization. This reduction resulted in a decrease of approximately $2.8 million in gross revenue.

Sales adjustments for the three months ended December 31, 2014 decreased by $1.2 million compared to the three months ended December 31, 2013. The decrease was the result of improvements in authorization management, claims processing, and collections.

The following table sets forth net revenue for the SRS segment for the periods indicated (in thousands):

	Three months ended December 31,			Percentage
			Increase	Increase
	2014	2013	(Decrease)	(Decrease)
SRS gross revenue	$62,843	$56,343	$6,500	11.5%
Sales adjustments	(222)	(851)
Sales adjustments as a percentage of gross revenue	(0.4)%	(1.5)%

SRS net revenue	$62,621	$55,492	$7,129	12.8%

The SRS segment’s gross revenue for the three months ended December 31, 2014 increased by $6.5 million, or 11.5%, compared to the three months ended December 31, 2013. The increase included $5.4 million from organic growth and $1.1 million from acquisitions that closed during and after the three months ended December 31, 2013. The organic growth was driven by an increase in the average billing rate of 3.9% and an increase in volume of 5.8%.

Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Three months ended December 31,
	2014		2013
						Change in %
		% of net		% of net	Increase	of net
	Amount	revenue	Amount	revenue	(Decrease)	revenue
Direct labor costs	$172,389	63.4%	$163,063	65.6%	$9,326	(2.2)%
Client program costs	11,006	4.0%	9,825	4.0%	1,181	0.0%
Client occupancy costs	15,250	5.6%	12,702	5.1%	2,548	0.5%
Travel & transportation costs	7,387	2.7%	6,539	2.6%	848	0.1%
Other direct costs	6,135	2.3%	5,471	2.2%	664	0.1%

Total cost of revenues	$212,167	78.0%	$197,600	79.5%	$14,567	(1.5)%

Human Services cost of revenues for the three months ended December 31, 2014 increased by $14.6 million, or 7.4%, as compared to the three months ended December 31, 2013 primarily due to an increase in direct labor of $9.3 million, an increase in client occupancy costs of $2.5 million, and an increase in client program costs of $1.2 million. These increases were primarily attributable to additional costs associated with new programs and acquisitions that closed during and after the three months ended December 31, 2013.

Human Services cost of revenues for the three months ended December 31, 2014 decreased as a percentage of net revenue by 1.5%, as compared to the three months ended December 31, 2013. This was primarily due to a decrease in direct labor costs as a percent of net revenue of 2.2% partially offset by an increase in client occupancy costs as a percent of net revenue of 0.5%. The decrease in direct labor costs as a percentage of net revenue was attributable to favorable adjustments to our health insurance reserves resulting from lower than expected claims and accruals for our fiscal 2014 incentive compensation plan and to expense leveraging. The increases in client occupancy costs as a percentage of net revenue was due to programs with higher levels of open occupancy and an increase in rent and utilities expense related to our business.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Three months ended December 31,
	2014		2013
						Change in %
		% of net		% of net	Increase	of net
	Amount	revenue	Amount	revenue	(Decrease)	revenue
Direct labor costs	$31,440	50.2%	$29,143	52.5%	$2,297	(2.3)%
Client program costs	4,751	7.6%	4,099	7.4%	652	0.2%
Client occupancy costs	7,163	11.4%	6,179	11.1%	984	0.3%
Travel & transportation costs	784	1.3%	724	1.3%	60	0.0%
Other direct costs	1,085	1.7%	947	1.7%	138	0.0%

Total cost of revenues	$45,223	72.2%	$41,092	74.0%	$4,131	(1.8)%

SRS segment’s cost of revenues for the three months ended December 31, 2014 increased by $4.1 million, or 10.1%, as compared to the three months ended December 31, 2013 primarily due to an increase in direct labor costs of $2.3 million, an increase in client program costs of $0.7 million and an increase in client occupancy costs of $1.0 million. These increases were primarily attributable to additional costs associated with new programs and acquisitions that closed during and after the three months ended December 31, 2013.

SRS segment’s cost of revenues for the three months ended December 31, 2014 decreased as a percentage of net revenue by 1.8% as compared to the three months ended December 31, 2013. The decrease was primarily due to a decrease in direct labor costs as a percent of net revenue of 2.3%, offset by an increase in client program costs and client occupancy costs as a percent of net revenue of 0.2% and 0.3%, respectively. The decrease of direct labor costs as a percentage of net revenue was primarily due to favorable adjustments to our health insurance reserves resulting from lower than expected claims and expense leveraging. The increase in client program costs as a percentage of net revenue was primarily due to an increase in medical supply and pharmacy costs relating to the SRS segment’s client mix. The increase in client occupancy costs as a percentage of net revenue was primarily due to programs with higher levels of open occupancy and an increase in rent and utilities expense related to our business.

Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Three months ended December 31,
	2014		2013
						Change in %
		% of net		% of net	Increase	of net
	Amount	revenue	Amount	revenue	(Decrease)	revenue
General and administrative	$40,308	12.0%	$36,251	11.9%	$4,057	0.1%
Depreciation and amortization	17,210	5.1%	15,926	5.2%	1,284	(0.1)%

Total operating expense	$57,518	17.1%	$52,177	17.1%	$5,341	0.0%

General and administrative expenses for the three months ended December 31, 2014 increased by $4.1 million, or 11.2%, as compared to the three months ended December 31, 2013. As a percentage of net revenue, general and administrative expenses increased by 0.1% as compared to the three months ended December 31, 2013. The increase as a percentage of net revenue was due to a payment of $2.4 million relating to a long term compensation plan, offset by the impact of cost containment efforts in administrative staffing, and business and office related costs.

Depreciation and amortization expense increased by $1.3 million, or 8.1%, during the three months ended December 31, 2014 primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets. As a percentage of net revenue, depreciation and amortization expense decreased by 0.1% as compared to the three months ended December 31, 2013.

Other (income) expense

Management fee of related party: Management fee decreased $0.2 million during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The decrease is due to the Company terminating the management agreement with Vestar in the fourth quarter of fiscal 2014.

Other income, net: Other income, net, which primarily consists of mark to market adjustments of the cash surrender value of Company owned life insurance policies, decreased from $0.4 million in the three months ended December 31, 2013 to $0.1 million in the three months ended December 31, 2014.

Loss on extinguishment of debt: Extinguishment of debt was $14.3 million in the three months ended December 31, 2014. On October 17, 2014, the Company redeemed $162.0 million in aggregate principal of senior notes resulting in expensing deferred financing fees of $0.8 million, original issue discount of $3.4 million, and redemption premium related to the the senior notes of $10.1 million totaling $14.3 million.

Interest Expense: Interest expense decreased by $8.6 million during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 due to a lower interest rate on the senior secured credit facilities as a result of the refinancing on January 31, 2014 and the redemption of $38.0 million of senior notes on February 26, 2014 and $162.0 million of senior notes on October 17, 2014.

Benefit for income taxes

For the three months ended December 31, 2014, our effective income tax rate was 41.2% compared to an effective tax rate of 26.1% for the three months ended December 31, 2013. During the three months ended December 31, 2013, our effective tax rate was lower than the federal statutory tax benefit rate of 35.0% due to state income taxes, net of federal effect and other non-deductible expenses which reduced the benefit to 26.1%.

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand, available borrowings under our senior revolver, and proceeds from the sale of equity securities.

Operating activities

Net cash used in operating activities was $5.7 million for the three months ended December 31, 2014 compared to cash flows provided by operating activities of $10.1 million for the three months ended December 31, 2013. The decrease in cash provided by operating activities was primarily attributable to the changes in working capital items for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.

Investing activities

Net cash used in investing activities was $21.7 million and $7.3 million for the three months ended December 31, 2014 and 2013, respectively. Cash paid for property and equipment for the three months ended December 31, 2014 was $8.9 million, or 2.7% of net revenue, compared to $6.0 million, or 2.0% of net revenue, for the three months ended December 31, 2013. During the three months ended December 31, 2014 we paid $12.5 million for three acquisitions. During the three months ended December 31, 2013, we paid $1.2 million for one acquisition in our Human Services segment.

Financing activities

Net cash used in financing activities was $163.6 million for the three months ended December 31, 2014 as compared to $1.5 million for the three months ended December 31, 2013. The increase in cash used by financing activities is due to the redemption of $162.0 million in aggregate principal amount of our senior notes on October 17, 2014.

Our principal sources of funds are cash flows from operating activities, cash on hand, and available borrowings under our senior revolver. During the three months ended December 31, 2014 and 2013, we borrowed an aggregate of $2.5 million under our senior revolver and repaid $2.5 million during the same periods. At December 31, 2014, we had no outstanding borrowings and $119.1 million of availability under the senior revolver due to $0.9 million in standby letters of credit issued under the senior revolver, which reduces the availability under the senior revolver. However, despite the contractual availability, the covenants in NMHI’s indenture could effectively limit our ability to fully draw on the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of December 31, 2014, $48.4 million of letters of credit were issued under the institutional letter of credit facility and $0.9 million of letters of credit were issued under the senior revolver. We believe that available borrowings under our senior revolver, cash flow from operations and cash on hand will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

Debt and Financing Arrangements

Senior Secured Credit Facilities

On October 21, 2014, NMHI increased the revolving commitment under the senior revolver by $20.0 million, on terms identical to those applicable to the existing senior revolver. The aggregate amount of the revolving commitment under the senior revolver as of December 31, 2014 was $120.0 million.

As of December 31, 2014 and September 30, 2014, we had no borrowings under the senior revolver and $48.4 million and $44.3 million of letters of credit issued under the institutional letter of credit facility. As of December 31, 2014, $0.9 million of letters of credit were issued under the senior revolver.

Senior Notes

On October 17, 2014, NMHI redeemed an additional $162.0 million in aggregate principal amount of the outstanding senior notes using proceeds of the Company’s initial public offering at a redemption price of 106.25% plus accrued and unpaid interest thereon to, but not including, the date of redemption. As of December 31, 2014, $50.0 million in aggregate principal amount of senior notes remained outstanding.

On February 2, 2015, NMHI issued a conditional notice of redemption for all of its outstanding senior notes. NMHI intends to refinance the remaining outstanding senior notes as market conditions permit. If the refinancing is successful, the senior notes would be retired on March 4, 2015.

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on the ability of NMHI and its restricted subsidiaries to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. NMHI was in compliance with these covenants as of December 31, 2014 and September 30, 2014.

In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI’s usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of December 31, 2014 or September 30, 2014 as NMHI’s usage of the senior revolver did not exceed the threshold for that quarter.

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

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of December 31, 2014:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Long-term debt obligations (1)	819,057	37,813	74,919	114,441	591,884
Operating lease obligations (2)	225,820	54,355	83,539	47,536	40,390
Capital lease obligations	6,400	462	1,072	1,317	3,549
Purchase obligations (3)	10,796	5,122	5,351	323	—
Standby letters of credit	49,354	49,354	—	—	—

Total obligations and commitments	1,111,427	147,106	164,881	163,617	635,823

(1)	Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at December 31, 2014. The maturity of the term loan principal and interest, which is due in quarterly installments through January 31, 2021, is subject to acceleration to November 15, 2017. See Note 4 to our unaudited consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.

(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
(3)	Represents purchase obligations related to information technology services and maintenance contracts.

Inflation

We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions or interests.

Critical Accounting Policies

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three months ended December 31, 2014 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended September 30, 2014, which were included in our Annual Report on Form 10-K for the year ended September 30, 2014.

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

As of December 31, 2014, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of December 31, 2014.

Subsequent Events

On January 13, 2015, the Company acquired Cassel & Associates (“Cassel”) within its Post-Acute Specialty Rehabilitation Services business for aggregate consideration of $18.2 million. Cassel provides non-residential therapeutic vocational services to individuals recovering from brain injuries in the state of Michigan.

On January 20, 2015, NMHI entered into two new interest rate swap agreements in an aggregate notional amount of $375.0 million in order to reduce the variability of cash flows of our variable rate debt. NMHI entered into these interest rate swaps to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swaps, NMHI will receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR or 1.00% per annum, and NMHI will make payments to the counterparty based on a fixed rate of 1.795% per annum, in each case on the notional amount of $375.0 million, settled on a net payment basis.

On February 2, 2015, NMHI issued a conditional notice of redemption for all of its outstanding senior notes. NMHI intends to refinance the remaining outstanding senior notes as market conditions permit. If the refinancing is successful, the senior notes would be retired on March 4, 2015.

Forward-Looking Statements

Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to demand for our services, the political climate and budgetary environment, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, our margins and our liquidity. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in our Annual Report on Form 10-K for the year ended September 30, 2014, as well as the following:

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan and the senior revolver, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.25%, at our option. A 1% increase in the interest rate on our floating rate debt as of December 31, 2014 would have increased cash interest expense on the floating rate debt by approximately $6.0 million per annum, without giving effect to the interest rate swap agreement discussed below.

To reduce the interest rate exposure related to our variable debt, NMHI entered into two interest rate swaps in an aggregate notional amount of $375.0 million, effective on January 20, 2015.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and President (principal executive officer) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

(b) Changes in Internal Control over Financial Reporting

The Company is currently evaluating and seeking to enhance the design of several of its key controls, primarily in the areas of revenue, information technology and management review controls. This design enhancement initiative is part of a focused effort to improve our internal controls given the generally decentralized nature of our operations and manual nature of many of our controls. These changes, when implemented, will affect the processes that impact our internal controls over financial reporting. Management currently expects to implement most of these changes over the course of the current fiscal year. There can be no assurance that our internal controls, including any design enhancement implemented as part of our current initiative, will operate as intended.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

See “Part II. Item 1A. Risk Factors” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Item 1A.	Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2014. For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended September 30, 2014.

Item 2.	Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

No unregistered equity securities of the Company or of its parent, NMH Investment, LLC (“NMH Investment”), were sold during the three months ended December 31, 2014.

No units of common equity of NMH Investment were issued during the quarter ended December 31, 2014 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended.

No units of common equity were issued during the quarter ended December 31, 2014 pursuant to the 2014 Omnibus Incentive Plan.

Repurchases of Equity Securities

No equity securities of the Company were repurchased during the three months ended December 31, 2014.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

February 17, 2015	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files