Form 10-Q
period 2015-03-31
Civitas Solutions, Inc.
filed 2015-05-12
CIK 1608638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were 36,950,000 shares outstanding of the registrant’s common stock, $0.01 par value.

Index

Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Civitas Solutions, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$—	$196,147
Restricted cash	1,616	1,944
Accounts receivable, net of allowances of $11,441 and $11,491 at March 31, 2015 and September 30, 2014	147,129	141,378
Deferred tax assets, net	18,007	18,176
Prepaid expenses and other current assets	21,199	16,207

Total current assets	187,951	373,852
Property and equipment, net	161,336	159,486
Intangible assets, net	328,923	327,726
Goodwill	272,695	257,632
Restricted cash	50,000	50,000
Other assets	42,908	39,258

Total assets	$1,043,813	$1,207,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,756	$22,350
Accrued payroll and related costs	71,042	84,176
Other accrued liabilities	47,099	49,320
Obligations under capital lease, current	473	451
Current portion of long-term debt	6,554	168,000

Total current liabilities	146,924	324,297
Other long-term liabilities	74,090	69,314
Deferred tax liabilities, net	59,280	57,552
Obligations under capital lease, less current portion	5,815	6,058
Long-term debt, less current portion	640,710	635,195
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $.01 par value; 350,000,000 shares authorized; and 36,950,000 shares issued and outstanding at March 31, 2015 and September 30, 2014 respectively	370	370
Additional paid-in capital	275,892	272,943
Accumulated gain (loss) on derivatives	249	—
Accumulated deficit	(159,517)	(157,775)

Total stockholders’ equity	116,994	115,538

Total liabilities and stockholders’ equity	$1,043,813	$1,207,954

See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net revenue	$335,180	$306,366	$669,770	$610,358
Cost of revenue (exclusive of depreciation expense shown below)	260,073	239,484	517,631	478,175
Operating expenses:
General and administrative	39,473	35,405	79,781	71,656
Depreciation and amortization	20,653	16,478	37,863	32,404

Total operating expenses	60,126	51,883	117,644	104,060

Income from operations	14,981	14,999	34,495	28,123
Other income (expense):
Management fee of related party	—	(354)	(162)	(699)
Other income (expense), net	(87)	129	53	516
Extinguishment of debt	(2,715)	(14,699)	(17,058)	(14,699)
Interest expense	(9,416)	(17,451)	(20,321)	(36,952)

Income (loss) from continuing operations before income taxes	2,763	(17,376)	(2,993)	(23,711)
Expense (benefit) for income taxes	995	(5,141)	(1,376)	(6,793)

Income (loss) from continuing operations	1,768	(12,235)	(1,617)	(16,918)
(Loss) gain from discontinued operations, net of tax	(70)	45	(125)	38

Net income (loss)	$1,698	$(12,190)	$(1,742)	$(16,880)

Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$0.05	$(0.48)	$(0.04)	$(0.67)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.05	$(0.48)	$(0.05)	$(0.67)

Weighted average number of common shares outstanding, basic	36,950,000	25,250,000	36,950,000	25,250,000
Weighted average number of common shares outstanding, diluted	37,065,969	25,250,000	36,950,000	25,250,000

See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$1,698	$(12,190)	$(1,742)	$(16,880)
Other comprehensive income (loss), net of tax:
Gain on derivative instrument classified as cash flow hedge, including a tax effect for the three and six months ended March 31, 2015 of $169 and March 31, 2014 of $310	249	—	249	466
Reclassification adjustments for gains on derivative instruments included in net income, net of tax for the three and six months ended March 31, 2014 of $236	—	353	—	353

Comprehensive income (loss)	$1,947	$(11,837)	$(1,493)	$(16,061)

See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(1,742)	$(16,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable allowances	7,552	7,919
Depreciation of property and equipment	16,475	13,639
Amortization of intangible assets	19,324	19,030
Amortization and write-off of original issue discount and initial purchasers discount	4,758	6,218
Amortization and write-off of financing costs	2,357	8,903
Stock-based compensation	2,373	58
Deferred income taxes	1,728	(2,668)
Loss on disposal of assets	209	5
Gain on derivatives	—	(353)
Non-cash impairment charge	2,158	—
Net change in fair value of contingent liabilities	152	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,303)	(3,208)
Other assets	(10,551)	5,529
Accounts payable	146	(7,259)
Accrued payroll and related costs	(13,134)	1,194
Other accrued liabilities	(1,796)	(1,638)
Other long-term liabilities	4,776	(6,106)

Net cash provided by operating activities	21,482	24,383
Investing activities:
Acquisition of businesses, net of cash acquired	(38,042)	(11,828)
Purchases of property and equipment	(19,711)	(14,358)
Changes in restricted cash	328	(1,140)
Proceeds from sale of assets	706	787

Net cash used in investing activities	(56,719)	(26,539)
Financing activities:
Repayments of long-term debt	(215,139)	(584,525)
Proceeds from borrowings under senior revolver	170,300	9,300
Repayments of borrowings under senior revolver	(170,300)	(9,300)
Issuance of long term debt, net of original issue discount	54,450	598,500
Repayments of capital lease obligations	(221)	(204)
Dividend to NMH Investment	—	(87)
Payments of financing costs	—	(10,923)

Net cash (used in) provided by financing activities	(160,910)	2,761

Net (decrease) increase in cash and cash equivalents	(196,147)	605
Cash and cash equivalents at beginning of period	196,147	19,440

Cash and cash equivalents at end of period	$—	$20,045

Supplemental disclosure of cash flow information
Cash paid for interest	$21,598	$34,499
Cash paid for call premium on redemption of senior notes	$11,688	$2,375
Cash paid for income taxes	$1,011	$66
Supplemental disclosure of non-cash investing activities:
Accrued property and equipment	$223	$472
Fair value of contingent consideration related to acquisitions, included in other accrued and long-term liabilities	$6,100	$—

See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

1. Business Overview

Civitas Solutions, Inc. (“Civitas”), through its wholly-owned subsidiaries (collectively, the “Company”), is the leading provider of home- and community-based health and human services to individuals with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 35 states. The Company provides residential services to over 12,600 clients and more than 17,400 clients receive periodic services from the Company in non-residential settings.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2015 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the six months ended March 31, 2015 to the application of significant accounting policies as described in our audited financial statements for the year ended September 30, 2014.

3. Recent Accounting Pronouncements

Reporting Discontinued Operations—In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The pronouncement is applied prospectively, and the Company adopted it for the first quarter of our fiscal year ending September 30, 2015. The adoption has not had a material impact on the Company’s consolidated financial statements; however, it is expected that it will significantly limit the classification of future disposals of components if any as discontinued operations.

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

Imputation of Interest— In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability by requiring the costs to be presented in the balance sheet as a deduction from the carrying amount of that debt liability as opposed to being recognized as a deferred charge. The pronouncement is to be applied prospectively, and is effective for the fiscal years beginning after December 15, 2015, and interim periods therein.

4. Long-Term Debt

As of March 31, 2015 and September 30, 2014, the Company’s long-term debt consisted of the following:

(in thousands)	March 31, 2015	September 30, 2014
Term loan principal and interest due in quarterly installments through January 31, 2021	$648,861	$597,000
Original issue discount on term loan, net of accumulated amortization	(1,597)	(1,235)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	—	212,000
Original issue discount and initial purchaser discount on senior notes, net of accumulated amortization	—	(4,570)

	647,264	803,195
Less current portion	6,554	168,000

Long-term debt	$640,710	$635,195

As of March 31, 2015 and September 30, 2014, the Company had deferred financing costs of $8.2 million and $10.0 million, respectively, of which $6.7 million and $6.8 million, respectively, are included in Other assets.

Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMH Holdings, LLC (“NMHH”) entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”).

On February 27, 2015, NMHI and NMHH, wholly-owned subsidiaries of Civitas, and certain subsidiaries of NMHI, as guarantors, entered into Amendment No. 3 (the “Incremental Amendment”) to the senior credit agreement. The Incremental Amendment provided for an additional $55.0 million term loan, which was funded on February 27, 2015, under the term loan, pursuant to the terms of the senior credit agreement that permit up to $125.0 million of incremental borrowings plus any additional amounts so long as NMHI’s consolidated first lien leverage ratio, as defined in the senior credit agreement, does not exceed 4.50 to 1.00 on a pro forma basis, subject to the conditions set forth in the senior credit agreement. In addition, the Incremental Amendment amended the senior credit agreement to provide that, subject to certain exceptions, if, on or prior to August 27, 2015, NMHI reprices any portion of the term loan and that repricing results in a lower interest rate applicable to the term loan, NMHI will be required to pay a prepayment premium of 1% of the loans being repriced. All of the other terms of the additional $55.0 million term loan are identical to the term loan.

Term loan

As of March 31, 2015 and September 30, 2014, NMHI had $648.9 million and $597.0 million, respectively, of borrowings under the term loan. At March 31, 2015, the variable interest rate on the term loan was 4.25%. At September 30, 2014, the variable interest rate on the term loan was 4.75%.

Senior revolver

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” Any swingline loans or other borrowings under the senior revolver would have maturities less than one year, and would be reflected under current portion of long-term debt on the Company’s consolidated balance sheets.

During the six months ended March 31, 2015, NMHI had borrowings and repayments of $170.3 million on the senior revolver. At March 31, 2015 and September 30, 2014, NMHI had no outstanding borrowings under the senior revolver. The interest rate for borrowings under the senior revolver was 5.5% and 6.0% as of March 31, 2015 and September 30, 2014, respectively. At September 30, 2014, NMHI had $100.0 million of available credit under the senior revolver. On October 21, 2014, NMHI increased the revolving commitment under the senior revolver by $20.0 million, on terms identical to those applicable to the existing senior revolver. At March 31, 2015, NMHI had $119.1 million of available credit under the senior revolver.

NMHI’s institutional letter of credit facility provided for the issuance of letters of credit up to the $50.0 million limit, subject to certain maintenance and issuance limitations, and letters of credit in excess of that amount reduced availability under the NMHI’s senior revolver. NMHI had $48.4 million and $44.3 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage at March 31, 2015 and September 30, 2014, respectively. NMHI also issued $0.9 million of standby letters of credit under the senior revolver at March 31, 2015.

Senior Notes

In February 2011, NMHI issued $250.0 million of 12.5% senior notes due 2018 (the “senior notes”). As of September 30, 2014, NMHI had $212.0 million of aggregate principal amount of senior notes outstanding.

On October 17, 2014, NMHI paid $175.6 million to redeem $162.0 million in aggregate principal of senior notes plus accrued interest of $3.5 million using the net proceeds from the Company’s initial public offering. In accordance with the provisions of the indenture governing the senior notes, the amount paid included an associated call premium of $10.1 million. As a result of this redemption, the Company expensed deferred financing fees of $0.8 million, original issue discount of $3.4 million, and the call premium of $10.1 million resulting in $14.3 million of expense reflected in extinguishment of debt in the statement of operations for the six months ended March 31, 2015.

On March 4, 2015, NMHI paid $51.9 million to redeem the remaining $50.0 million in aggregate principal of senior notes plus accrued interest of $0.3 million using the net proceeds from the Incremental Amendment. In accordance with the provisions of the indenture governing the senior notes, the amount paid included an associated call premium of $1.6 million. As a result of this redemption, the Company expensed deferred financing fees of $0.2 million, original issue discount of $0.9 million, and the call premium of $1.6 million resulting in $2.7 million of expense reflected in extinguishment of debt in the statement of operations for the three and six months ended March 31, 2015.

Covenants

The senior credit agreement contains negative financial and non-financial covenants, including, among other things, limitations on the ability of NMHI and its subsidiaries to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates.

In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings of the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of March 31, 2015 or September 30, 2014 as NMHI’s outstanding borrowings of the senior revolver did not exceed the threshold for that quarter.

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

Derivatives

On January 20, 2015, the Company entered into two new interest rate swap agreements in an aggregate notional amount of $375.0 million in order to reduce the variability of cash flows of our variable rate debt. The Company entered into these interest rate swaps to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swaps, the Company will receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR or 1.00% per annum, and the Company will make payments to the counterparty based on a fixed rate of 1.795% per annum, in each case on the notional amount of $375.0 million, settled on a net payment basis. The swap agreements expire on March 31, 2020.

The fair value of the swap agreement, representing the price that would be received to transfer the asset in an orderly transaction between market participants, was $0.4 million or $0.2 million after taxes, at March 31, 2015. The fair value was recorded in current assets and was determined based on pricing models and independent formulas using current assumptions. The change in fair market value of $0.4 million including a tax effect of $0.2 million, was recorded in the consolidated statements of comprehensive income (loss) for the three and six months ended March 31, 2015. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the quarter ended March 31, 2015, nor was any amount excluded from ineffectiveness testing for the period.

5. Stockholders’ Equity

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

Fiscal 2015 Acquisitions

During the six months ended March 31, 2015, the Company acquired certain assets of five companies complementary to its business for a total fair value consideration of $38.0 million, including $6.1 million of contingent consideration.

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

Lakeview Systems (“Lakeview”). On December 29, 2014, the Company acquired certain assets of Lakeview’s New Hampshire programs for $8.0 million. Lakeview provides community-based, residential services for individuals with brain injuries. The Company acquired $6.7 million of intangible assets which included $6.0 million of agency contracts with a weighted average useful life of 12 years, $0.7 million of licenses and permits with a weighted average useful life of 10 years, and $31 thousand of non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $48 thousand. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes.

Cassell & Associates LLC (“Cassell”). On January 13, 2015, the Company acquired certain assets of Cassell’s Michigan programs for $24.3 million, including $6.1 million of contingent consideration. The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets through February 2017. There is no dollar cap on the earn-out. Cassell provides non-residential therapeutic vocational services to individuals recovering from brain injuries in the state of Michigan. The Company acquired $11.6 million of intangible assets which included $10.3 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of non-compete/non-solicit agreement with a useful life of 5 years, and $1.1 million of trade names with a useful life of 5 years. In addition, the Company acquired total tangible assets of $36 thousand. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $12.6 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes.

Comprehensive Professional Services (“CPS”). On March 23, 2015, the Company acquired certain assets of CPS’s Michigan programs for $1.3 million. CPS provides community-based, residential services for individuals with brain injuries. The Company acquired $0.9 million of intangible assets which included $0.7 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of licenses and permits with a weighted average useful life of 10 years, $5 thousand of non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $32 thousand. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $0.3 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes.

Other Acquisitions. During fiscal 2015, the Company acquired the assets of Kessel Group Home, Inc. This acquisition is in the business of providing group home and related services to individuals with developmental disabilities and is included in our Human Services segment. Total cash consideration for this company was $61 thousand of which $55 thousand was recorded to goodwill and $5 thousand was recorded to tangible assets.

The following table summarizes the recognized amounts of identifiable assets acquired at the date of each acquisition:

(in thousands)	Identifiable intangible assets	Property and equipment	Total identifiable net assets	Goodwill
Capstone	$3,539	$178	$3,717	$758
Lakeview	6,664	48	6,712	1,272
Cassell	11,600	36	11,636	12,635
Comprehensive Professional Services	876	32	908	343
Other Acquisitions	—	5	5	55

Total	$22,679	$299	$22,978	$15,063

Fiscal 2014 Acquisitions

During the six months ended March 31, 2014, the Company acquired four companies complementary to its business for a total cash consideration of $11.8 million.

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

Other Acquisitions. The Company acquired the assets of Rose View Group Home, LLC. This acquisition is in the business of providing group home and related services to individuals with developmental disabilities and is included in our Human Services segment. Total cash consideration for this company was $0.2 million.

The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of the acquisition:

(in thousands)	Identifiable intangible assets	Property and equipment	Total identifiable net assets	Goodwill
Show-Me Health Care	$895	$9	$904	$336
Occazio	3,863	216	4,079	1,421
Ann Arbor	3,801	50	3,851	972
Other Acquisitions	143	1	144	57

Total	$8,702	$276	$8,978	$2,786

Pro forma Results of Operations

The following table presents the unaudited pro forma financial results as if the fiscal 2015 and fiscal 2014 acquisitions had occurred on the first day of the period presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The Company has determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Pro forma net revenues	$335,863	$312,875	$675,201	$628,451
Net income (loss)	1,896	(10,236)	(22)	(12,392)

7. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the six months ended March 31, 2015 are as follows (in thousands):

	Human Services	Post -Acute Specialty Rehabilitation Services	Total
Balance as of September 30, 2014	$190,658	$66,974	$257,632
Goodwill acquired through acquisitions	813	14,250	15,063

Balance as of March 31, 2015	$191,471	$81,224	$272,695

Intangible Assets

Intangible assets consist of the following as of March 31, 2015 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$482,560	$219,825	$262,735
Non-compete/non-solicit	3 years	6,086	2,973	3,113
Relationship with contracted caregivers	1 year	9,661	8,418	1,243
Trade names	3 years	5,167	3,215	1,952
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	3 years	48,218	34,288	13,930
Intellectual property	1 year	904	754	150

		$598,396	$269,473	$328,923

Intangible assets consist of the following as of September 30, 2014 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$484,994	$224,566	$260,428
Non-compete/non-solicit	3 years	5,716	2,448	3,268
Relationship with contracted caregivers	2 years	10,963	9,013	1,950
Trade names	4 years	7,467	2,907	4,560
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	47,629	32,724	14,905
Intellectual property	2 years	904	689	215

		$600,073	$272,347	$327,726

Amortization expense for continuing operations was $9.9 million and $19.3 million for the three and six months ended March 31, 2015, as compared to $9.5 million and $18.9 million for for the three and six months ended March 31, 2014, respectively. There was no amortization expense for discontinued operations for the three and six months ended March 31, 2015, as compared to $0.1 million and $0.1 million for the three and six months ended March 31, 2014.

During the quarter ended March 31, 2015, the Company notified the Illinois Department of Children and Family Services of its decision to stop providing at-risk youth services in the state of Illinois. As a result, the Company wrote off $0.2 million of relationships with contracted caregivers, $1.9 million of agency contracts and $0.1 million of licenses and permits. The total impairment charge of $2.2 million is included in depreciation and amortization.

The estimated remaining amortization expense related to intangible assets with finite lives for the six months remaining in fiscal 2015 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2015	$19,575
2016	37,430
2017	33,552
2018	32,660
2019	32,320
Thereafter	127,586

Total	$283,123

8. Related Party Transactions

Management Agreement

On February 9, 2011, the Company entered into an amended and restated management agreement with Vestar Capital Partners V, L.P. (“Vestar”) relating to certain advisory and consulting services for an annual management fee equal to the greater of (i) $850 thousand or (ii) an amount equal to 1.0% of the Company’s consolidated earnings before interest, taxes, depreciation, amortization and management fee for each fiscal year determined as set forth in the Company’s senior credit agreement. This agreement was terminated on September 22, 2014 in connection with the Company’s initial public offering.

The Company recorded no management fees and expenses for the three months ended March 31, 2015 and $0.2 million of management fees and expenses for the six months ended March 31, 2015, as compared to $0.4 million and $0.7 million for the three and six months ended March 31, 2014. The $0.2 million of expense during the six months ended March 31, 2015 relates to reimbursable expenses that were incurred prior to the termination of the management agreement. The accrued liability relating to such fees and expenses was $0.6 million at September 30, 2014 and $0.2 million at March 31, 2015.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California. These leases have various expiration dates extending out as far as December 2019. Related party lease expense was $0.2 million and $0.4 million for the three and six months ended March 31, 2015, as compared to $0.3 million and $0.7 million for the three and six months ended March 31, 2014.

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

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap agreements	$418	$—	$418	$—
Liabilities
Contingent consideration	$(8,652)	$—	$—	$(8,652)

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

Interest rate-swap agreements. The fair value of the swap agreements was recorded in current assets (under prepaid expenses and other current assets) in the Company’s consolidated balance sheets. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.

Contingent Consideration. In connection with the acquisition of Mass Adult Day Health (“Adult Day Health”) in August 2014 and Cassell in January 2015, the Company recorded contingent consideration pertaining to the amounts potentially payable to the former owners of Adult Day Health and Cassell. The fair values of the Company’s contingent consideration obligations are based on a probability-weighted approach derived from the overall likelihood of achieving certain performance targets. The resultant probability-weighted earn-out payments are discounted using a discount rate based upon the weighted-average cost of capital. The fair value measurement is based on significant inputs not observable in the market, which represent Level 3 inputs within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations.

The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the six months ended March 31, 2015.

Six Months Ended March 31, 2015
Balance at September 30, 2014	$(2,400)
Acquisition date fair value of contingent consideration obligations recorded	(6,100)
Present value accretion	(152)

Balance at March 31, 2015	$(8,652)

Items Measured at Fair Value on a Nonrecurring Basis. The Company’s intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the three months ended March 31, 2015, certain intangible assets associated with the Illinois at-risk youth business with a carrying value of $2.2 million were written off because the Company determined the assets had no net realizable value. The asset impairment charge of $2.2 million was recorded in amortization in the accompanying consolidated statement of operations. These adjustments were determined by comparing the projected future discounted cash flows to be provided from the intangible assets to the assets’ carrying value. There were no other items measured at fair value on a nonrecurring basis during the period ended March 31, 2015

At March 31, 2015 and September 30, 2014, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	March 31, 2015		September 30, 2014
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$—	$—	$207,430	$225,780

The fair values were estimated using calculations based on quoted market prices when available and company – specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

10. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three and six months ended March 31, 2015, the Company’s effective income tax rate was 36.0% and 46.0%, as compared to an effective tax rate of 29.6% and 28.6% for the three and six months ended March 31, 2014, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

The Company files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2011. The Company did not have a reserve for uncertain income tax positions at March 31, 2015 and September 30, 2014. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

11. Segment Information

The Company conducts its business through two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment.

Through the Human Services Segment, the Company primarily provides home and community-based human services to adults and children with intellectual and developmental disabilities (“I/DD”), and to youth with emotional, behavioral and/or medically complex challenges (“ARY”) and, beginning in the quarter ended September 30, 2014, to elders. The operations of the Human Services Segment have been organized by management into three business units largely based upon geography. These business units, which comprise three operating segments, have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting. Through the SRS Segment, the Company delivers services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two business units, NeuroRestorative and CareMeridian, based upon service type. The NeuroRestorative operating group provides behavioral therapies to brain injured clients in post-acute community settings and the CareMeridian operating group provides a higher level of medical support to traumatically injured clients. These business units, which comprise two operating segments, have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker for the purpose of evaluating these results and making decisions regarding resource allocations.

The Company evaluates performance based on income from operations. Income from operations is revenue less operating expenses and is not affected by other income (expense) or by income taxes.

Activities classified as “Corporate” in the table below relate primarily to unallocated home office expenses.

The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended March 31,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2015
Net revenue	$269,745	$65,435	$—	$335,180
Income (loss) from operations	25,552	5,919	(16,490)	14,981
Total assets	619,270	262,162	162,381	1,043,813
Depreciation and amortization	14,126	5,903	624	20,653
Purchases of property and equipment	5,693	3,798	1,334	10,825
Income (loss) from continuing operations before income taxes	15,545	3,574	(16,356)	2,763
2014
Net revenue	$251,178	$55,188	$—	$306,366
Income (loss) from operations	24,496	3,602	(13,099)	14,999
Depreciation and amortization	11,219	4,650	609	16,478
Purchases of property and equipment	3,335	4,228	772	8,335
Income (loss) from continuing operations before income taxes	(261)	(1,583)	(15,532)	(17,376)

For the six months ended March 31,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2015
Net revenue	$541,714	$128,056	$—	$669,770
Income (loss) from operations	56,729	12,448	(34,682)	34,495
Total assets	619,270	262,162	162,381	1,043,813
Depreciation and amortization	25,513	11,142	1,208	37,863
Purchases of property and equipment	10,003	7,962	1,746	19,711
Income (loss) from continuing operations before income taxes	26,057	5,643	(34,693)	(2,993)
2014
Net revenue	$499,678	$110,680	$—	$610,358
Income (loss) from operations	46,626	7,902	(26,405)	28,123
Depreciation and amortization	22,124	9,023	1,257	32,404
Purchases of property and equipment	6,395	6,455	1,508	14,358
Income (loss) from continuing operations before income taxes	5,683	(730)	(28,664)	(23,711)

Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for approximately 15% and 14% of the Company’s net revenue for the three months ended March 31, 2015 and 2014, respectively, and 15% and 14% for the six months ended March 31, 2015 and 2014, respectively.

12. Net Income (Loss) Per Share

Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable on the exercise of outstanding options and vesting of restricted stock units when dilutive.

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Numerator
Net income (loss)	$1,698	$(12,190)	$(1,742)	$(16,880)

Denominator
Weighted average shares outstanding, basic	36,950,000	25,250,000	36,950,000	25,250,000
Weighted average common equivalent shares	115,969	—	—	—

Weighted average shares outstanding, diluted	37,065,969	25,250,000	36,950,000	25,250,000

Net income (loss) per share, basic and diluted	$0.05	$(0.48)	$(0.05)	$(0.67)

Equity instruments excluded from diluted weighted average share calculation as effect would have been anti-dilutive:
Stock options	570,260	—	565,751	—
Restricted stock units	460,305	—	565,379	—

For each of the periods presented above for which the Company incurred a net loss the outstanding stock options and restricted stock units have an anti-dilutive effect and therefore have been excluded from the diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares for those periods are equal.

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

For workers’ compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis per year.

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

14. Other Commitments and Contingencies

The Company is in the health and human services business and, therefore, has been and continues to be subject to numerous claims alleging that the Company, its employees or its independently contracted host-home caregivers (“Mentors”) failed to provide proper care for a client. The Company is also subject to claims by its clients, its employees, its Mentors or community members against the Company for negligence, intentional misconduct or violation of applicable laws. Included in the Company’s recent claims are claims alleging personal injury, assault, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company’s programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

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

15. Subsequent Events

In April 2015, the Company acquired the assets of four companies within its Human Services segment for aggregate consideration of $6.8 million.

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

Overview

We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our nearly 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), and elders (“Adult Day Services”). As of March 31, 2015, we operated in 35 states, serving more than 12,600 clients in residential settings and more than 17,400 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.

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

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and many may soon be unable to continue with these responsibilities. Many states continue to downsize or close large, publicly-run facilities for individuals with I/DD and refer those individuals to private providers of community-based services. Each of these factors affects the size of the I/DD population in need of services. Our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, although the population has stabilized in recent years. This decline has contributed to increased demand for periodic, non-residential services to support at-risk youth and their families. However, notwithstanding the increased demand for periodic services, during the past two fiscal years payor demand in the state of North Carolina for periodic ARY services has significantly contracted as a result of a statewide redesign of these programs and, as a result, negatively impacted our business in that state. Demand for our SRS services has also grown as emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and as a “step-down” for individuals who no longer require care in acute settings.

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

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises the new start operating income for such period. During the three months ended March 31, 2015 and 2014, new starts generated operating losses of $1.5 million and $1.5 million and operating income of $0.7 million and $0.6 million, respectively. During the six months ended March 31, 2015 and 2014, new starts generated operating losses of $2.8 million and $2.9 million, respectively, and operating income of $1.5 million and $1.1 million, respectively.

Acquisitions

From the beginning of fiscal 2010 through March 31, 2015, we have completed 41 acquisitions, including several acquisitions of rights to government contracts or fixed assets from small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically continue to do so in the future. Acquisitions could have a material impact on our consolidated financial statements.

During the six months ended March 31, 2015, we acquired certain assets of five companies complementary to our business for total fair value consideration of $38.0 million, including $6.1 million of contingent consideration.

During the six months ended March 31, 2014, we acquired certain assets of four companies complementary to our business for total cash consideration of $11.8 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

We are currently engaged in a strategic review of our ARY service line. The goal of this initiative is to identify those states and markets where we can maintain services that are both high-quality and financially sustainable. In March 2015, we notified the Illinois Department of Children and Family Services (“DCFS”) of our decision to discontinue ARY services in the state of Illinois by June 30, 2015. Upon the completion of our review of our ARY services across our network, we may elect to complete additional closures or divestitures of programs serving at-risk youth which could result in significant restructuring charges.

With regard to our recent decision to discontinue ARY services in Illinois, we are currently working closely with DCFS to execute a comprehensive transition plan. This action will have no impact on our I/DD and SRS services in Illinois. In connection with the decision to discontinue ARY services in Illinois, we recorded an impairment charge of $2.2 million for intangible assets owned by the business unit.

Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three and six months ended March 31, 2015, we derived 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors, as compared to 90% of our net revenue from contracts with state, local and other government payors and 10% of our net revenue from non-public payors during the three and six months ended March 31, 2014. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

We bill the majority of our residential services on a per person per-diem basis. We believe the key factors affecting our revenues in residential service business include average daily residential census and average daily billing rates. We bill the majority of our non-residential service on a per service unit basis. These service units, which vary in length, are converted to billable units which are the hourly equivalent for the service provided. We believe the key factors affecting our revenues in our non-residential service business include billable units and average billable unit rates. We calculate the impact of these factors on gross revenue rather than net revenue because the timing of sales adjustments, both positive and negative, is unpredictable. We define these factors and gross revenue as follows:

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
I/DD Services
Gross Revenues	$219,757	$205,263	$440,941	$407,053
Average Residential Census	7,796	7,422	7,765	7,306
Average Daily Rate	$234.09	$228.95	$232.97	$227.25
Non-Residential Billable Units	3,044,367	2,790,528	6,132,900	5,588,525
Average Non-Residential Billable Unit Rate	$18.23	$18.75	$18.22	$18.77
Gross Revenue Growth %	7.1%		8.3%
Gross Revenue growth due to:
Volume Growth	6.1%		7.2%
Average Rate Growth	1.0%		1.1%
At-Risk Youth Services
Gross Revenues	$48,724	$49,769	$98,391	$101,457
Average Residential Census	3,651	3,818	3,673	3,867
Average Daily Rate	$104.74	$100.28	$104.71	$99.49
Non-residential Billable Units	168,126	176,091	335,160	363,729
Average Non-Residential Billable Unit Rate	$85.09	$86.95	$84.71	$86.43
Gross Revenue Growth %	(2.1)%		(3.0)%
Gross Revenue growth due to:
Volume Growth	(4.4)%		(5.9)%
Average Rate Growth	2.3%		2.9%
Specialty Rehabilitation Services
Gross Revenues	$66,339	$55,975	$129,182	$112,318
Average Residential Census	1,182	1,046	1,152	1,041
Average Daily Rate	$623.41	$594.32	$616.14	$592.54
Gross Revenue Growth %	18.5%		15.0%
Gross Revenue growth due to:
Volume Growth	13.0%		10.6%
Average Rate Growth	5.5%		4.4%

Expenses

During the three months ended March 31, 2015, we revised the presentation of our expenses and operating margin as percentage of revenue. The calculations of our costs categories and operating margin as percentage of revenue shown below are based of gross revenue rather than net, as previously disclosed. We believe the revised presentation provides a more transparent view of the Company’s operations by more clearly showing sales without the impact of net sales adjustments, which can fluctuate quarter to quarter, on the Company’s operating margins. There has been no change to the expenses categories compared to prior periods.

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

Occupancy costs represent a significant portion of our operating costs. As of March 31, 2015, we owned 377 facilities and three offices, and we leased 1,488 facilities and 250 offices. We expect occupancy costs to increase during fiscal 2015 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expense totaled 0.6% and 0.7% of gross revenue for the three and six months ended March 31, 2015, respectively, as compared to 0.8% for the three and six months ended March 31, 2014. We incurred professional and general liability expenses of $2.1 million and $4.9 million for the three and six months ended March 31, 2015, as compared to $2.6 million and $5.2 million for the three and six months ended March 31, 2014. These expenses are incurred in connection with our claims reserve and insurance premiums. In the past, increased costs of insurance and claims have negatively impacted our results of operations which resulted in a renewed emphasis on reducing the occurrence of claims. Although insurance premiums did not increase in fiscal 2014 and 2015, they have increased in prior years and may increase in the future.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Gross revenue	100.0%	100.0%	100.0%	100.0%
Sales adjustments	(1.1)%	(1.5)%	(1.1)%	(1.7)%

Net revenue	98.9%	98.5%	98.9%	98.3%
Cost of revenue	76.7%	77.0%	76.4%	77.0%
Operating expenses:
General and administrative	11.6%	11.4%	11.8%	11.5%
Depreciation and amortization	6.1%	5.3%	5.6%	5.2%

Total operating expense	17.7%	16.7%	17.4%	16.7%

Income from operations	4.5%	4.8%	5.1%	4.6%
Other income (expense):
Management fee of related party	—%	(0.1)%	—%	(0.1)%
Other income (expense), net	—%	—%	—%	0.1%
Extinguishment of debt	(0.8)%	(4.7)%	(2.5)%	(2.4)%
Interest expense	(2.8)%	(5.6)%	(3.0)%	(6.0)%

Income (loss) from continuing operations before income taxes	0.9%	(5.6)%	(0.4)%	(3.8)%
Expense (benefit) for income taxes	0.3%	(1.7)%	(0.2)%	(1.1)%

Income (loss) from continuing operations	0.6%	(3.9)%	(0.2)%	(2.7)%
(Loss) gain from discontinued operations, net of tax	—%	—%	—%	—%

Net income (loss)	0.6%	(3.9)%	(0.2)%	(2.7)%

Three Months Ended March 31, 2015 and 2014

Consolidated Overview

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014
Gross revenue	$338,867	$311,007	$27,860
Sales adjustments	(3,687)	(4,641)	954

Net revenue	335,180	306,366	28,814

Income from operations	$14,981	$14,999	$(18)
Operating margin	4.4%	4.8%	(0.4)%

Consolidated gross revenue for the three months ended March 31, 2015 increased by $27.9 million, or 9.0%, compared to gross revenue for the three months ended March 31, 2014. Sales adjustments as a percentage of gross revenue decreased by 0.4% from 1.5% during three months ended March 31, 2014 to 1.1% during three months ended March 31, 2015. The decrease was the result of improvements in authorization management, claims processing, and collections. Gross revenue increased $15.0 million from organic growth, including growth related to new programs, and $12.9 million from acquisitions that closed during and after the three months ended March 31, 2014. Our Human Services segment contributed 56.2% of the organic revenue growth with the remaining 43.8% contributed by our SRS segment.

Consolidated income from operations was $15.0 million for both the three months ended March 31, 2015 and March 31, 2014. Income from operations decreased from 4.8% of gross revenue for the three months ended March 31, 2014 to 4.4% of gross revenue for the three months ended March 31, 2015. The decrease in our operating margin was primarily due to an intangible impairment charge of $2.2 million related to the planned closure of our Illinois at-risk-youth business, which is expected to be completed in June 2015, and an increase of $1.2 million in stock based compensation expense.

Revenues by segment

The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Increase (Decrease)
	2015	2014
I/DD gross revenue	$219,757	$205,263	$14,494	7.1%
ARY gross revenue	48,724	49,769	(1,045)	(2.1)%
Adult Day Services gross revenue	4,047	—	4,047	NM

Total Human Services gross revenue	272,528	255,032	17,496	6.9%
Sales adjustments	(2,783)	(3,854)
Sales adjustments as a percentage of gross revenue	(1.0)%	(1.5)%

Total Human Services net revenue	$269,745	$251,178	$18,567	7.4%

Human Services gross revenue for the three months ended March 31, 2015 increased by $17.5 million, or 6.9%, compared to the three months ended March 31, 2014. The increase in gross revenue was driven by a $14.5 million increase in I/DD gross revenue while ARY gross revenue decreased by $1.0 million compared to the three months ended March 31, 2014. Gross revenue for Adult Day Services which was acquired in the fourth quarter of fiscal 2014 was $4.0 million.

The increase in I/DD gross revenue included $9.5 million from organic growth and $5.0 million from acquisitions that closed during and after the three months ended March 31, 2014. The organic growth was the result of a 3.6% increase in volume coupled with a 1.1% increase in average billing rates for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The $1.0 million decrease in ARY gross revenue was due to a 4.4% decrease in volume partially offset by a 2.3% increase in the average billing rate compared to the three months ended March 31, 2014. The decrease in volume was primarily due to a reduction in services in North Carolina due to a state wide redesign of these programs and the voluntary termination of our contracts to provide services with a managed care organization. This reduction resulted in a decrease of approximately $1.9 million in gross revenue partially offset by average billing rate increases in other states.

Sales adjustments for the three months ended March 31, 2015 decreased by $1.1 million compared to the three months ended March 31, 2014. The decrease was the result of improvements in authorization management, claims processing, and collections.

The following table sets forth revenue for the SRS segment for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase	Percentage Increase
	2015	2014	(Decrease)	(Decrease)
SRS gross revenue	$66,339	$55,975	$10,364	18.5%
Sales adjustments	(904)	(787)
Sales adjustments as a percentage of gross revenue	(1.4)%	(1.4)%

SRS net revenue	$65,435	$55,188	$10,247	18.6%

The SRS segment’s gross revenue for the three months ended March 31, 2015 increased by $10.4 million, or 18.5%, compared to the three months ended March 31, 2014. The increase included $6.6 million from organic growth and $3.8 million from acquisitions that closed during and after the three months ended March 31, 2014. The organic growth was driven by an increase in the average billing rate of 4.0% and an increase in volume of 7.9%. The increase in volume was driven by lower levels of open occupancy resulting from the maturation of programs started in recent years.

Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015		2014			Change in %
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	of gross revenue
Direct labor costs	$173,874	63.8%	$161,761	63.4%	$12,113	0.4%
Client program costs	9,339	3.4%	10,325	4.0%	(986)	(0.6)%
Client occupancy costs	16,054	5.9%	14,303	5.6%	1,751	0.3%
Travel & transportation costs	6,961	2.6%	6,464	2.5%	497	0.1%
Other direct costs	6,230	2.3%	5,317	2.1%	913	0.2%

Total cost of revenues	$212,458	78.0%	$198,170	77.6%	$14,288	0.4%

Human Services cost of revenues for the three months ended March 31, 2015 increased as a percentage of gross revenue by 0.4%, as compared to the three months ended March 31, 2014. This was primarily due to an increase in direct labor costs of 0.4% and an increase in client occupancy costs of 0.3%, partially offset by a decrease in client program costs of 0.6%. The increase in direct labor costs as a percentage of gross revenue was primarily due to higher amounts of overtime pay and the effects of extreme weather compared to the three months ended March 31, 2014. The increase in client occupancy costs as a percentage of gross revenue was due to increased rent and programs with higher levels of excess capacity. The decrease in client program costs as a percentage of gross revenue was primarily due to favorable adjustments to our self insurance reserves for professional and general liability and employment employment practices liability.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015		2014			Change in %
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	of gross revenue
Direct labor costs	$33,430	50.4%	$28,981	51.8%	$4,449	(1.4)%
Client program costs	4,421	6.7%	4,113	7.3%	308	(0.6)%
Client occupancy costs	7,581	11.4%	6,465	11.5%	1,116	(0.1)%
Travel & transportation costs	848	1.3%	745	1.3%	103	—%
Other direct costs	1,197	1.8%	1,004	1.8%	193	—%

Total cost of revenues	$47,477	71.6%	$41,308	73.7%	$6,169	(2.1)%

SRS segment’s cost of revenues for the three months ended March 31, 2015 decreased as a percentage of gross revenue by 2.1% as compared to the three months ended March 31, 2014. The decrease was primarily due to a decrease in direct labor costs of 1.4% and a decrease in client program costs of 0.6%. The decrease in direct labor costs as a percentage of gross revenue was primarily due to lower expense for our employee health benefits compared to the same period of the prior year. The decrease in client program costs as a percentage of gross revenue was primarily due to favorable adjustments to our self insurance reserves for professional and general liability and employment employment practices liability.

Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Three Months Ended March 31,
	2015		2014			Change in %
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	of gross revenue
General and administrative	$39,473	11.6%	$35,405	11.4%	$4,068	0.2%
Depreciation and amortization	20,653	6.1%	16,478	5.3%	4,175	0.8%

Total operating expense	$60,126	17.7%	$51,883	16.7%	$8,243	1.0%

General and administrative expenses for the three months ended March 31, 2015 increased by $4.1 million, or 11.5%, as compared to the three months ended March 31, 2014. As a percentage of gross revenue, general and administrative expenses increased by 0.2% as compared to the three months ended March 31, 2014. The increase as a percentage of gross revenue was primarily due to an increase in stock based compensation expense.

Depreciation and amortization expense increased by $4.2 million, or 25.3%, during the three months ended March 31, 2015. As a percentage of gross revenue, depreciation and amortization expense increased by 0.8% as compared to the three months ended March 31, 2014. The increases in depreciation and amortization expense as a percentage of gross revenue are primarily due to an intangible impairment charge of approximately $2.2 million resulting from the planned closure of our Illinois at-risk-youth business in June 2015.

Other (income) expense

Management fee of related party: Management fee decreased $0.4 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease is due to the termination of our management agreement with Vestar in connection with our initial public offering.

Other income (expense), net: Other income (expense), net, which primarily consists of mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, decreased from income of $0.1 million during the three months ended March 31, 2014 to an expense of $0.1 million during the three months ended March 31, 2015.

Loss on extinguishment of debt: Extinguishment of debt was $2.7 million in the three months ended March 31, 2015. On March 4, 2015, the Company redeemed $50.0 million in aggregate principal of senior notes resulting in expensing deferred financing fees of $0.2 million, original issue discount of $0.9 million, and the associated redemption premium of $1.6 million.

Interest expense: Interest expense decreased by $8.0 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to a lower interest rate on the senior secured credit facilities as a result of the refinancing on January 31, 2014 and the redemption of $38.0 million, $162.0 million, and $50.0 million of senior notes on February 26, 2014, October 17, 2014, and March 4, 2015, respectively.

Benefit for income taxes

For the three months ended March 31, 2015, our effective income tax rate was 36.0% compared to an effective tax rate of 29.6% for the three months ended March 31, 2014. These rates differ from the federal statutory income tax rate primarily due to the impact of state income taxes and nondeductible expenses.

Six Months Ended March 31, 2015 and 2014

Consolidated Overview

	Six Months Ended March 31,		Increase
	2015	2014	(Decrease)
Gross revenue	$677,436	$620,828	$56,608
Sales adjustments	(7,666)	(10,470)	2,804

Net revenue	669,770	610,358	59,412

Income from operations	$34,495	$28,123	$6,372
Operating margin	5.1%	4.5%	0.6%

Consolidated gross revenue for the six months ended March 31, 2015 increased by $56.6 million, or 9.1%, compared to gross revenue for the six months ended March 31, 2014. Sales adjustments as a percentage of gross revenue decreased by 0.6% from 1.7% during six months ended March 31, 2014 to 1.1% during six months ended March 31, 2015. The decrease was the result of improvements in authorization management, claims processing, and collections. Gross revenue increased $29.3 million from organic growth, including growth related to new programs, and $27.3 million from acquisitions that closed during and after the six months ended March 31, 2014. Our Human Services segment contributed 59.0% of the organic revenue growth with the remaining 41.0% contributed by our SRS segment.

Consolidated income from operations increased from $28.1 million, or 4.5% of gross revenue, for the six months ended March 31, 2014 to $34.5 million, or 5.1% of gross revenue, for the six months ended March 31, 2015. The increase in our operating margin was primarily due to increases in revenue, lower expense in the self-insured portion of our employee health and other insurance plans, and expense leveraging in general and administrative expenses. The improvement in operating margin was partially offset by an increase in client occupancy costs due to increases in rent and higher levels of excess capacity, an intangible impairment charge related to the planned closure of our Illinois at-risk-youth business, a $2.5 million payment of a long-term compensation plan, and higher stock compensation expense compared to the same period of the prior year.

Revenues by segment

The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Six Months Ended March 31,		Increase	Percentage Increase
	2015	2014	(Decrease)	(Decrease)
I/DD gross revenue	$440,941	$407,053	$33,888	8.3%
ARY gross revenue	98,391	101,457	(3,066)	(3.0)%
Adult Day Services gross revenue	8,922	—	8,922	NM

Total Human Services gross revenue	548,254	508,510	39,744	7.8%
Sales adjustments	(6,540)	(8,832)
Sales adjustments as a percentage of gross revenue	(1.2)%	(1.7)%

Total Human Services net revenue	$541,714	$499,678	$42,036	8.4%

Human Services gross revenue for the six months ended March 31, 2015 increased by $39.7 million, or 7.8%, compared to the six months ended March 31, 2014. The increase in gross revenue was driven by a $33.9 million increase in I/DD gross revenue while ARY gross revenue decreased by $3.1 million compared to the six months ended March 31, 2014. Gross revenue for Adult Day Services which was acquired in fiscal 2014 was $8.9 million.

The increase in I/DD gross revenue included $20.4 million from organic growth and $13.5 million from acquisitions that closed during and after the six months ended March 31, 2014. The organic growth was the result of a 3.9% increase in volume coupled with a 1.2% increase in average billing rates for the six months ended March 31, 2015 compared to the six months ended March 31, 2014.

The $3.1 million decrease in ARY gross revenue was due to a 5.9% decrease in volume partially offset by a 2.9% increase in the average billing rate during the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The decrease in volume was primarily due to a reduction in services in North Carolina due to a state wide redesign of these programs and the voluntary termination of our contracts to provide services with a managed care organization. This reduction resulted in a decrease of approximately $4.6 million in gross revenue partially offset by average billing rate increases in other states.

Sales adjustments for the six months ended March 31, 2015 decreased by $2.3 million compared to the six months ended March 31, 2014. The decrease was the result of improvements in authorization management, claims processing, and collections.

The following table sets forth revenue for the SRS segment for the periods indicated (in thousands):

	Six Months Ended March 31,		Increase	Percentage Increase
	2015	2014	(Decrease)	(Decrease)
SRS gross revenue	$129,182	$112,318	$16,864	15.0%
Sales adjustments	(1,126)	(1,638)
Sales adjustments as a percentage of gross revenue	(0.9)%	(1.5)%

SRS net revenue	$128,056	$110,680	$17,376	15.7%

The SRS segment’s gross revenue for the six months ended March 31, 2015 increased by $16.9 million, or 15.0%, compared to the six months ended March 31, 2014. The increase included $12.0 million from organic growth and $4.9 million from acquisitions that closed during and after the six months ended March 31, 2014. The organic growth was driven by an increase in the average billing rate of 3.9% and an increase in volume of 6.8%. The increase in volume was driven by lower levels of open occupancy resulting from the maturation of programs started in recent years.

Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Six Months Ended March 31,
	2015		2014			Change in %
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	of gross revenue
Direct labor costs	$346,263	63.2%	$324,824	63.9%	$21,439	(0.7)%
Client program costs	20,345	3.7%	20,150	4.0%	195	(0.3)%
Client occupancy costs	31,304	5.7%	27,005	5.3%	4,299	0.4%
Travel & transportation costs	14,348	2.6%	13,003	2.6%	1,345	—%
Other direct costs	12,365	2.3%	10,788	2.1%	1,577	0.2%

Total cost of revenues	$424,625	77.5%	$395,770	77.9%	$28,855	(0.4)%

Human Services cost of revenues for the six months ended March 31, 2015 decreased as a percentage of gross revenue by 0.4%, as compared to the six months ended March 31, 2014. This was primarily due to a decrease in direct labor costs of 0.7% and client program costs of 0.3%, partially offset by an increase in client occupancy costs of 0.4%. The decrease in direct labor costs and client program costs as a percentage of gross revenue were primarily due to lower expense in the self-insured portion of our employee health and other insurance plans, including a favorable adjustment to our health insurance reserves in the first quarter of fiscal 2015 of approximately $2.6 million resulting from lower than expected claims expense for our new consumer driven insurance plans. The increase in client occupancy costs as a percentage of gross revenue was due to increases in rent expense and programs with higher levels of excess capacity compared to the same period of the prior year.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Six Months Ended March 31,
	2015		2014			Change in %
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	of gross revenue
Direct labor costs	$64,870	50.2%	$58,124	51.7%	$6,746	(1.5)%
Client program costs	9,172	7.1%	8,212	7.3%	960	(0.2)%
Client occupancy costs	14,744	11.4%	12,644	11.3%	2,100	0.1%
Travel & transportation costs	1,632	1.3%	1,469	1.3%	163	—%
Other direct costs	2,282	1.8%	1,951	1.7%	331	0.1%

Total cost of revenues	$92,700	71.8%	$82,400	73.3%	$10,300	(1.5)%

SRS segment’s cost of revenues for the six months ended March 31, 2015 decreased as a percentage of gross revenue by 1.5% as compared to the six months ended March 31, 2014. The decrease was primarily due to a decreases in direct labor costs as a percent of gross revenue of 1.5%. The decrease in direct labor costs as a percent of gross revenue was primarily due to lower health insurance expense resulting from lower than expected claims for our new consumer driven insurance plans.

Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Six Months Ended March 31,
	2015		2014			Change in %
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	of gross revenue
General and administrative	$79,781	11.8%	$71,656	11.5%	$8,125	0.3%
Depreciation and amortization	37,863	5.6%	32,404	5.2%	5,459	0.4%

Total operating expense	$117,644	17.4%	$104,060	16.7%	$13,584	0.7%

General and administrative expenses for the six months ended March 31, 2015 increased by $8.1 million, or 11.3%, as compared to the six months ended March 31, 2014. As a percentage of gross revenue, general and administrative expenses increased by 0.3% as compared to the six months ended March 31, 2014. The increase as a percentage of gross revenue was primarily due an increase in stock based compensation expense and $2.5 million of expense associated with the payment of a long-term compensation plan, partially offset by the impact of continued leverage of certain general and administrative expenses.

Depreciation and amortization expense increased by $5.5 million, or 16.8%, during the six months ended March 31, 2015. As a percentage of gross revenue, depreciation and amortization expense increased by 0.4% as compared to the six months ended March 31, 2014. The increases in depreciation and amortization expense as a percentage of gross revenue are primarily due to an intangible impairment charge of $2.2 million resulting from the planned closure of our Illinois at-risk-youth business, which is expected to be completed in June 2015.

Other (income) expense

Management fee of related party: Management fee decreased $0.5 million during the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. The decrease is due to the termination of our management agreement with Vestar in connection with the initial public offering.

Other income (expense), net: Other income (expense), net, which primarily consists of mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, decreased from $0.5 million in the six months ended March 31, 2014 to $0.1 million in the six months ended March 31, 2015.

Loss on extinguishment of debt: Extinguishment of debt was $17.1 million in the six months ended March 31, 2015. On October 17, 2014 and March 4, 2015, the Company redeemed $162.0 million and $50.0 million in aggregate principal amount of senior notes, respectively, resulting in expensing deferred financing fees of $1.0 million, original issue discount of $4.4 million, and the associated redemption premiums related to the the senior notes of $11.7 million.

Interest expense: Interest expense decreased by $16.6 million during the six months ended March 31, 2015 as compared to the six months ended March 31, 2014 due to a lower interest rate on the senior secured credit facilities as a result of the refinancing on January 31, 2014 and the redemption of $38.0 million, $162.0 million, and $50.0 million of senior notes on February 26, 2014, October 17, 2014, and March 4, 2015, respectively.

Benefit for income taxes

For the six months ended March 31, 2015, our effective income tax rate was 46.0% compared to an effective tax rate of 28.6% for the six months ended March 31, 2014. During the six months ended March 31, 2015, our effective tax rate was higher than the federal statutory tax rate of 35.0% due to state income taxes and other non-deductible expenses.

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

Operating activities

Net cash provided by operating activities was $21.5 million for the six months ended March 31, 2015, compared to $24.4 million for the six months ended March 31, 2014. The decrease in cash provided by operating activities was primarily attributable to the changes in working capital items, for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. The changes in working capital items are primarily attributable to timing differences and the effect of a more stable average days sales outstanding (“DSO”) compared to the six months ended March 31, 2014.

Investing activities

Net cash used in investing activities was $56.7 million and $26.5 million for the six months ended March 31, 2015 and 2014, respectively. Cash paid for property and equipment for the six months ended March 31, 2015 was $19.7 million, or 2.9% of net revenue, compared to $14.4 million, or 2.4% of net revenue, for the six months ended March 31, 2014. During the six months ended March 31, 2015 we paid $38.0 million for five acquisitions, including $6.1 million of contingent consideration. During the six months ended March 31, 2014, we paid $11.8 million for four acquisitions.

Financing activities

Net cash used in financing activities was $160.9 million for the six months ended March 31, 2015 as compared to net cash provided by financing activities of $2.8 million for the six months ended March 31, 2014. The increase in cash used by financing activities is due to the redemption of $212.0 million in aggregate principal amount of our senior notes during fiscal 2015, partially offset by the net proceeds received from the incremental term loan of $55.0 million.

During the six months ended March 31, 2015 and 2014, we borrowed an aggregate of $170.3 million and $9.3 million under our senior revolver and repaid $170.3 million and $9.3 million during the same periods. At March 31, 2015, we had no outstanding borrowings and $119.1 million of availability under the senior revolver due to $0.9 million in standby letters of credit issued under the senior revolver, which reduces the availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of March 31, 2015, $48.4 million of letters of credit were issued under the institutional letter of credit facility and $0.9 million of letters of credit were issued under the senior revolver.

We believe that available borrowings under our senior revolver and cash flow from operations will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

Debt and Financing Arrangements

Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMHH, wholly-owned subsidiaries of Civitas, entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”).

On February 27, 2015, NMHI and NMHH, and certain subsidiaries of NMHI, as guarantors, entered into Amendment No. 3 (the “Incremental Amendment”) to the senior credit agreement. The Incremental Amendment provided for an additional $55.0 million term loan, which was funded on February 27, 2015, pursuant to the terms of the senior credit agreement that permit up to $125.0 million of incremental borrowings plus any additional amounts so long as NMHI’s consolidated first lien leverage ratio, as defined in the senior credit agreement, does not exceed 4.50 to 1.00 on a pro forma basis, subject to the conditions set forth in the senior credit agreement. In addition, the Incremental Amendment amended the senior credit agreement to provide that, subject to certain exceptions, if, on or prior to August 27, 2015, NMHI reprices any portion of the term loan and that repricing results in a lower interest rate applicable to the term loan, NMHI will be required to pay a prepayment premium of 1% of the loans being repriced. All of the other terms of the additional $55.0 million term loan are identical to the term loan. As of March 31, 2015, NMHI had $648.9 million of borrowings under the term loan.

On October 21, 2014, NMHI increased the revolving commitment under the senior revolver by $20.0 million, on terms identical to those applicable to the existing senior revolver. The aggregate amount of the revolving commitment under the senior revolver as of March 31, 2015 was $120.0 million. As of March 31, 2015 and September 30, 2014, we had no borrowings under the senior revolver and $48.4 million and $44.3 million of letters of credit issued under the institutional letter of credit facility. As of March 31, 2015, $0.9 million of letters of credit were issued under the senior revolver.

Senior Notes

On October 17, 2014, NMHI redeemed $162.0 million in aggregate principal amount of the outstanding senior notes using proceeds of the Company’s initial public offering at a redemption price of 106.25% plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of this redemption, the Company expensed deferred financing fees of $0.8 million, original issue discount of $3.4 million, and the call premium of $10.1 million resulting in $14.3 million of expense reflected in extinguishment of debt in the statement of operations for the six months ended March 31, 2015.

On March 4, 2015, NMHI paid $51.9 million to redeem the remaining $50.0 million in aggregate principal of senior notes plus accrued interest of $0.3 million using the net proceeds from the Incremental Amendment. In accordance with the provisions of the indenture governing the senior notes, the amount paid included an associated call premium of $1.6 million. As a result of this redemption, the Company expensed deferred financing fees of $0.9 million, original issue discount of $0.2 million, and the call premium of $1.6 million resulting in $2.7 million of expense reflected in extinguishment of debt in the statement of operations for the three months ended March 31, 2015. As of March 31, 2015, NMHI had no senior notes outstanding.

Covenants

The senior credit agreement contains negative financial and non-financial covenants, including, among other things, limitations on the ability of NMHI and its restricted subsidiaries to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. NMHI was in compliance with these covenants as of March 31, 2015 and September 30, 2014.

In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI’s usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of March 31, 2015 or September 30, 2014 as NMHI’s usage of the senior revolver did not exceed the threshold for that quarter.

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

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of March 31, 2015:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$807,641	$34,484	$67,969	$66,912	$638,276
Operating lease obligations (2)	243,076	56,426	87,039	49,298	50,313
Capital lease obligations	6,288	473	1,099	1,352	3,364
Purchase obligations (3)	9,354	5,164	3,974	216	—
Standby letters of credit	49,354	49,354	—	—	—
Contingent consideration obligations (4)	8,652	5,018	3,634	—	—

Total obligations and commitments	$1,124,365	$150,919	$163,715	$117,778	$691,953

(1)	Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at March 31, 2015. The principal and interest payments are due in quarterly installments through January 31, 2021. See Note 4 to our unaudited consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
(3)	Represents purchase obligations related to information technology services and maintenance contracts.
(4)	In connection with certain of our acquisitions, additional contingent consideration may become payable to the sellers upon the satisfaction of certain performance milestones. Amounts represent the estimated fair value of these obligations. For further information pertaining to our contingent consideration arrangements see Note 9 to our unaudited consolidated financial statements included elsewhere herein.

Inflation

We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions or interests.

Critical Accounting Policies

Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the six months ended March 31, 2015 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended September 30, 2014, which were included in our Annual Report on Form 10-K for the year ended September 30, 2014.

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

As of March 31, 2015, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of March 31, 2015.

Subsequent Events

In April 2015, the Company acquired the assets of four companies within its Human Services segment for aggregate consideration of $6.8 million.

Forward-Looking Statements

Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to demand for our services, the political climate and budgetary environment, our expansion efforts and the impact of our recent acquisitions, our plans for divestitures and closures, our plans for investments to further grow and develop our business, our margins and our liquidity. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” and other cautionary statements referenced and included herein. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan and the senior revolver, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.25%, at our option. A 1% increase in the interest rate on our floating rate debt as of March 31, 2015 would have increased cash interest expense on the floating rate debt by approximately $6.6 million per annum, without giving effect to the interest rate swap agreement discussed below.

To reduce the interest rate exposure related to our variable debt, NMHI entered into two interest rate swaps in an aggregate notional amount of $375.0 million, effective on January 20, 2015.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and President (principal executive officer) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

We are in the health and human services business and, therefore, we have been and continue to be subject to numerous claims alleging that we, our employees or our Mentors failed to provide proper care for a client. We are also subject to claims by our clients, our employees, our Mentors or community members against us for negligence, intentional misconduct or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

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

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2014, except that under our risk factor “The nature of our operations subjects us to substantial claims, litigation and governmental proceedings,” we are supplementing such risk factor to include the following disclosure:

On April 24, 2015, the United States Senate Finance Committee (the “SFC”) sent a letter to the governor of every state requesting information regarding the state’s administration of its foster care system, and in particular, the role of privatized foster care involving both not-for-profit and for-profit agencies. We understand based on conversations with members of the staff of the SFC that its review is in a very early stage of fact finding. We currently participate in the provision of privatized foster care services in 14 states. At this juncture, we cannot predict the scope, duration or outcome of the SFC’s review.

Item 2.	Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

No unregistered equity securities of the Company or of its parent, NMH Investment, LLC (“NMH Investment”), were sold during the three months ended March 31, 2015.

No units of common equity of NMH Investment were issued during the quarter ended March 31, 2015 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended.

Repurchases of Equity Securities

No equity securities of the Company were repurchased during the three months ended March 31, 2015.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

May 12, 2015	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

10.43	Amendment No. 3 to the to the Credit Agreement dated as of February 27, 2015, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent, swingline lender and issuing bank	Filed herewith

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files