Form 10-Q
period 2015-06-30
Civitas Solutions, Inc.
filed 2015-08-12
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2015, there were 36,969,486 shares outstanding of the registrant’s common stock, $0.01 par value.

Index
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,665	$196,147
Restricted cash	1,498	1,944
Accounts receivable, net of allowances of $11,392 and $11,491 at June 30, 2015 and September 30, 2014	150,186	141,378
Deferred tax assets, net	17,238	18,176
Prepaid expenses and other current assets	24,619	16,207
Total current assets	210,206	373,852
Property and equipment, net	164,164	159,486
Intangible assets, net	315,401	327,726
Goodwill	274,520	257,632
Restricted cash	50,000	50,000
Other assets	42,969	39,258
Total assets	$1,057,260	$1,207,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,475	$22,350
Accrued payroll and related costs	82,779	84,176
Other accrued liabilities	43,158	49,320
Obligations under capital lease, current	485	451
Current portion of long-term debt	6,554	168,000
Total current liabilities	155,451	324,297
Other long-term liabilities	76,923	69,314
Deferred tax liabilities, net	59,990	57,552
Obligations under capital lease, less current portion	5,690	6,058
Long-term debt, less current portion	639,142	635,195
Commitments and Contingencies (Note 15)
Stockholders’ Equity
Common stock, $.01 par value; 350,000,000 shares authorized; and 36,950,000 shares issued and outstanding at June 30, 2015 and September 30, 2014 respectively	370	370
Additional paid-in capital	277,280	272,943
Accumulated gain on derivatives	1,381	—
Accumulated deficit	(158,967)	(157,775)
Total stockholders’ equity	120,064	115,538
Total liabilities and stockholders’ equity	$1,057,260	$1,207,954
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$345,994	$318,189	$1,015,764	$928,547
Cost of revenue (exclusive of depreciation expense shown below)	268,393	247,579	786,024	725,754
Operating expenses:
General and administrative	39,671	36,448	119,452	108,104
Depreciation and amortization	26,415	18,190	64,278	50,594
Total operating expenses	66,086	54,638	183,730	158,698
Income from operations	11,515	15,972	46,010	44,095
Other income (expense):
Management fee of related party	—	(342)	(162)	(1,041)
Other income (expense), net	(386)	148	(333)	664
Extinguishment of debt	—	—	(17,058)	(14,699)
Interest expense	(8,547)	(16,252)	(28,868)	(53,204)
Income (loss) from continuing operations before income taxes	2,582	(474)	(411)	(24,185)
Expense (benefit) for income taxes	1,191	(450)	(185)	(7,243)
Income (loss) from continuing operations	1,391	(24)	(226)	(16,942)
(Loss) gain from discontinued operations, net of tax	(841)	29	(966)	67
Net income (loss)	$550	$5	$(1,192)	$(16,875)
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$0.04	$—	$(0.01)	$(0.67)
Income (loss) from discontinued operations	(0.03)	—	(0.02)	—
Net income (loss)	$0.01	$—	$(0.03)	$(0.67)
Weighted average number of common shares outstanding, basic	36,950,000	25,250,000	36,950,000	25,250,000
Weighted average number of common shares outstanding, diluted	37,122,904	25,250,000	36,950,000	25,250,000
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$550	$5	$(1,192)	$(16,875)
Other comprehensive income (loss), net of tax:
Gain on derivative instrument classified as cash flow hedge, including a tax effect for the three and nine months ended June 30, 2015 of $770 and $939, respectively, and $310 for the nine months ended June 30, 2014	1,132	—	1,381	466
Reclassification adjustments for gains on derivative instruments included in net income, net of tax for the three and nine months ended June 30, 2014 of $353 and $589, respectively	—	531	—	884
Comprehensive income (loss)	$1,682	$536	$189	$(15,525)
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(1,192)	$(16,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable allowances	11,573	12,487
Depreciation of property and equipment	24,597	20,931
Amortization of intangible assets	29,184	28,745
Amortization and write-off of original issue discount and initial purchasers discount	4,829	6,659
Amortization and write-off of financing costs	2,749	9,707
Stock-based compensation	3,761	103
Deferred income taxes	2,437	(4,382)
Loss on disposal of assets	422	463
Gain on derivatives	—	(884)
Non-cash impairment charge	10,611	1,310
Net change in fair value of contingent liabilities	317	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,381)	(10,645)
Other assets	(12,489)	6,057
Accounts payable	87	(1,069)
Accrued payroll and related costs	(1,397)	15,562
Other accrued liabilities	(7,967)	8,814
Other long-term liabilities	3,573	(10,316)
Net cash provided by operating activities	50,714	66,667
Investing activities:
Acquisition of businesses, net of cash acquired	(38,738)	(15,178)
Purchases of property and equipment	(30,310)	(24,271)
Changes in restricted cash	446	(1,156)
Proceeds from sale of assets	1,068	894
Net cash used in investing activities	(67,534)	(39,711)
Financing activities:
Issuance of long-term debt, net of original issue discount	54,450	598,500
Repayments of long-term debt	(216,778)	(586,026)
Proceeds from borrowings under senior revolver	206,700	9,300
Repayments of borrowings under senior revolver	(206,700)	(9,300)
Repayments of capital lease obligations	(334)	(311)
Dividend to NMH Investment	—	(110)
Payments of financing costs	—	(10,923)
Net cash (used in) provided by financing activities	(162,662)	1,130
Net (decrease) increase in cash and cash equivalents	(179,482)	28,086
Cash and cash equivalents at beginning of period	196,147	19,440
Cash and cash equivalents at end of period	$16,665	$47,526
Supplemental disclosure of cash flow information
Cash paid for interest	$29,508	$42,666
Cash paid for call premium on redemption of senior notes	$11,688	$2,375
Cash paid for income taxes	$1,498	$393
Supplemental disclosure of non-cash investing activities:
Accrual for acquisition paid in July 2014	$—	$1,500
Accrued property and equipment	$996	$646
Fair value of contingent consideration related to acquisitions	$6,100	$—
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)
1. Business Overview
Civitas Solutions, Inc. (“Civitas”), through its wholly-owned subsidiaries (collectively, the “Company”), is the leading provider of home- and community-based health and human services to individuals with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 35 states. The Company provides residential services to approximately 12,400 clients and more than 17,800 clients receive periodic services from the Company in non-residential settings.
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
Civitas Solutions, Inc. is a subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar’’) in 2006. The equity interests of NMH Investment are owned by Vestar and certain of our executive officers and directors and other members of management. NMH Holdings, LLC is a wholly owned subsidiary of Civitas and National Mentor Holdings, Inc. (“NMHI”) is a wholly-owned subsidiary of NMH Holdings, LLC ("NMHH").

2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2015 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the nine months ended June 30, 2015 to the application of significant accounting policies as described in our audited financial statements for the year ended September 30, 2014.

Statement of Cash Flow Correction
In the Company's Quarterly Report on Form 10-Q for the three and six months ended March 31, 2015, the Company incorrectly included the fair value of contingent consideration related to acquisitions of businesses, net of cash acquired, and the corresponding changes to other accrued and long term liabilities, in its cash flow statement for the six months ended March 31, 2015. This resulted in an overstatement of net cash provided by operating activities and an overstatement of net cash used in investing activities of $6.1 million for the six months ended March 31, 2015. For the six months ended March 31, 2015, the Company’s net cash provided by operating activities was $15.4 million, and the Company’s net cash used in investing activities was $50.6 million. This has been corrected in the reported amounts for the nine months ended June 30, 2015.

3. Recent Accounting Pronouncements
Reporting Discontinued Operations—In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The pronouncement is applied prospectively, and the Company adopted it for the first quarter of our fiscal year ending September 30, 2015 and applied the new accounting guidance to the divestiture of our at-risk youth services in the states of Florida, Louisiana, Indiana, North Carolina and Texas as further explained in Note 12 of the Condensed Consolidated Financial Statements.
Revenue from Contracts with Customers— In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new standard will be effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.
Imputation of Interest— In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest. ASU 2015-03 simplifies the presentation of debt issuance costs related to a recognized debt liability by requiring the costs to be presented in the balance sheet as a deduction from the carrying amount of that debt liability as opposed to being recognized as a deferred charge. The pronouncement is to be applied retrospectively, and is effective for the fiscal years beginning after December 15, 2015, and interim periods therein. As of June 30, 2015 and September 30, 2014, the Company had deferred financing costs of $7.8 million and $10.0 million, respectively, of which $6.3 million and $6.8 million, respectively, are classified as long-term in Other assets and $1.5 million and $3.2 million, respectively, are classified as short-term in Prepaid expenses and other current assets.

4. Long-Term Debt
As of June 30, 2015 and September 30, 2014, the Company’s long-term debt consisted of the following:

(in thousands)	June 30, 2015	September 30, 2014
Term loan principal and interest due in quarterly installments through January 31, 2021	$647,223	$597,000
Original issue discount on term loan, net of accumulated amortization	(1,527)	(1,235)
Senior Notes	—	212,000
Original issue discount and initial purchaser discount on senior notes, net of accumulated amortization	—	(4,570)
	645,696	803,195
Less current portion	6,554	168,000
Long-term debt	$639,142	$635,195

Senior Secured Credit Facilities
On January 31, 2014, NMHI and NMHH entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”).
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
Term loan
As of June 30, 2015 and September 30, 2014, NMHI had $647.2 million and $597.0 million, respectively, of borrowings under the term loan. At June 30, 2015 and September 30, 2014, the variable interest rate on the term loan was 4.25% and 4.75%, respectively.
Senior revolver
The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” Any swingline loans or other borrowings under the senior revolver would have maturities less than one year, and would be reflected under current portion of long-term debt on the Company’s consolidated balance sheets.
During the nine months ended June 30, 2015, NMHI had borrowings and repayments of $206.7 million on the senior revolver. At June 30, 2015 and September 30, 2014, NMHI had no outstanding borrowings under the senior revolver. The interest rate for borrowings under the senior revolver was 5.5% and 6.0% as of June 30, 2015 and September 30, 2014, respectively. At September 30, 2014, NMHI had $100.0 million of available credit under the senior revolver. On October 21, 2014, NMHI increased the revolving commitment under the senior revolver by $20.0 million, on terms identical to those applicable to the existing senior revolver. At June 30, 2015, NMHI had $119.1 million of available credit under the senior revolver.
NMHI’s institutional letter of credit facility provided for the issuance of letters of credit up to the $50.0 million limit, subject to certain maintenance and issuance limitations, and letters of credit in excess of that amount reduced availability under the NMHI’s senior revolver. NMHI had $48.4 million and $44.3 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage at June 30, 2015 and September 30, 2014, respectively. NMHI also issued $0.9 million of standby letters of credit under the senior revolver at June 30, 2015.
Senior Notes
In February 2011, NMHI issued $250.0 million of 12.5% senior notes due 2018 (the “senior notes”). As of September 30, 2014, NMHI had $212.0 million of aggregate principal amount of senior notes outstanding.
On October 17, 2014, NMHI paid $175.6 million to redeem $162.0 million in aggregate principal of senior notes plus accrued interest of $3.5 million using the net proceeds from the Company's initial public offering. In accordance with the provisions of the indenture governing the senior notes, the amount paid included an associated call premium of $10.1 million. As a result of this redemption, the Company expensed deferred financing fees of $0.8 million, original issue discount of $3.4 million, and the call premium of $10.1 million resulting in $14.3 million of expense reflected in extinguishment of debt in the statement of operations for the nine months ended June 30, 2015.

On March 4, 2015, NMHI paid $51.9 million to redeem the remaining $50.0 million in aggregate principal of senior notes plus accrued interest of $0.3 million using the net proceeds from the Incremental Amendment. In accordance with the provisions of the indenture governing the senior notes, the amount paid included an associated call premium of $1.6 million. As a result of this redemption, the Company expensed deferred financing fees of $0.2 million, original issue discount of $0.9 million, and the call premium of $1.6 million resulting in $2.7 million of expense reflected in extinguishment of debt in the statement of operations for the nine months ended June 30, 2015.
Covenants
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings of the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of June 30, 2015 or September 30, 2014 as NMHI’s outstanding borrowings of the senior revolver did not exceed the threshold for that quarter.
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

The fair value of the swap agreement, representing the price that would be received to transfer the asset in an orderly transaction between market participants, was $2.3 million or $1.4 million after taxes, at June 30, 2015. The fair value was recorded in current assets and was determined based on pricing models and independent formulas using current assumptions. The change in fair market value during the three months ended June 30, 2015 of $1.9 million, net of tax effect of $0.8 million, is included in the consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2015. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the quarter ended June 30, 2015, nor was any amount excluded from ineffectiveness testing for the period.

5. Stockholders’ Equity
The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share.
During fiscal 2015, the Company revised its estimate for offering costs incurred in connection with the Company's initial public offering in September 2014. This resulted in a decrease to Other accrued liabilities and a corresponding increase to Additional paid-in capital of approximately $0.6 million.

6. Business Combinations
The operating results of the businesses acquired are included in the consolidated statements of operations from the date of acquisition. The Company accounted for the acquisitions under the acquisition method and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill.
Fiscal 2015 Acquisitions
During the nine months ended June 30, 2015, the Company acquired certain assets of ten companies complementary to its business for a total fair value consideration of $44.8 million, including $6.1 million of contingent consideration.
Capstone Services, LLC (“Capstone”). On October 31, 2014, the Company acquired the assets of Capstone for $4.5 million. Capstone is located in Minnesota and provides residential and home-based supportive living services to individuals with developmental disabilities.The Company acquired $3.5 million of intangible assets which included $2.6 million of agency contracts with a weighted average useful life of 12 years, $0.8 million of licenses and permits with a weighted average useful life of 10 years, and $0.1 million for a non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $0.2 million. As a result of this acquisition, the Company recorded $0.8 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
Lakeview Systems (“Lakeview”). On December 29, 2014, the Company acquired certain assets of Lakeview’s New Hampshire programs for $8.0 million. Lakeview provides community-based residential services for individuals with brain injuries. The Company acquired $6.7 million of intangible assets which included $6.0 million of agency contracts with a weighted average useful life of 12 years, $0.7 million of licenses and permits with a weighted average useful life of 10 years, and $31 thousand for a non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $48 thousand. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes.
Cassell & Associates LLC ("Cassell"). On January 13, 2015, the Company acquired the assets of Cassell's Michigan programs for $24.3 million, including $6.1 million of contingent consideration. The terms of the acquisition agreement require the Company to pay an earn-out upon successfully meeting certain revenue and EBITDA targets through February 2017. There is no dollar cap on the earn-out. Cassell provides non-residential therapeutic vocational services to individuals recovering from brain injuries in the state of Michigan. The Company acquired $11.6 million of intangible assets which included $10.3 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of non-compete/non-solicit agreement with a useful life of 5 years, and $1.1 million of trade names with a useful life of 5 years. In addition, the Company acquired total tangible assets of $37 thousand. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $12.6 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes.
Comprehensive Professional Services ("CPS"). On March 23, 2015, the Company acquired the assets of CPS's Michigan programs for $1.3 million. CPS provides community-based, residential services for individuals with brain injuries. The Company acquired $0.9 million of intangible assets which included $0.7 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of licenses and permits with a weighted average useful life of 10 years, $5 thousand for a non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $19 thousand. As a result of this acquisition, the Company recorded $0.4 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes.
Snug Harbor Home Health, Inc. ("Snug Harbor"). On April 1, 2015, the Company acquired the assets of Snug Harbor for $1.0 million. Snug Harbor provides home and community-based services to individuals with intellectual and/or developmental disabilities. The Company acquired $0.9 million of agency contracts with a weighted average useful life of 12 years. In addition, the Company acquired total tangible assets of $28 thousand. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $34 thousand of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.

Heritage Residential Services, Inc. ("Heritage"). On April 30, 2015, the Company acquired the assets of Heritage for $2.2 million. Heritage provides residential and related services to individuals with intellectual and/or developmental disabilities. The Company acquired $1.3 million of intangible assets which included $1.1 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of licenses and permits with a weighted average useful life of 10 years, and $22 thousand of trade names with a useful life of 1 year. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $0.9 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
Visions of N.E.W., LLC ("Visions of N.E.W."). On April 30, 2015, the Company acquired the assets of Visions of N.E.W. for $3.0 million. Visions of N.E.W. provides residential, transportation, job coaching, supportive care and similar services to individuals with developmental disabilities. The Company acquired $2.2 million of intangible assets which included $1.8 million of agency contracts with a weighted average useful life of 12 years, and $0.4 million of licenses and permits with a weighted average useful life of 10 years. In addition, the Company acquired total tangible assets of $0.1 million. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $0.7 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
Other Acquisitions. During fiscal 2015, the Company acquired the assets of Kessel Group Home, Inc ("Kessel"), Individual Expressions, Inc ("Individual Expressions"), and Georgia Rehabilitation Institute, Inc at Harison Heights ("Harison Heights"). Kessel and Individual Expressions are in the business of providing group home and related services to individuals with developmental disabilities and are included in our Human Services segment. Harison Heights is engaged in the business of providing assisted living, supported living or transitional living services to individuals with brain injuries, neuromuscular disorders, spinal cord injuries and similar conditions and is included in our SRS segment. Total cash consideration for these companies was $0.6 million of which $0.4 million was recorded for identifiable intangible assets, $0.2 million was recorded for goodwill and $48 thousand was recorded for tangible assets.
The following table summarizes the recognized amounts of identifiable assets acquired at the date of each acquisition:

(in thousands)	Identifiable intangible assets	Property and equipment	Total identifiable net assets	Goodwill
Capstone	$3,539	$178	$3,717	$758
Lakeview	6,664	48	6,712	1,272
Cassell	11,600	37	11,637	12,633
CPS	876	19	895	355
Snug Harbor	938	28	966	34
Heritage	1,252	—	1,252	945
Visions of N.E.W.	2,240	122	2,362	663
Other acquisitions	361	48	409	228
Total	$27,470	$480	$27,950	$16,888
Fiscal 2014 Acquisitions
During the nine months ended June 30, 2014, the Company acquired seven companies complementary to its business for a total cash consideration of $16.6 million, of which $1.5 million was paid in July 2014.
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
The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of the acquisition:

(in thousands)	Identifiable intangible assets	Property and equipment	Total identifiable net assets	Goodwill
Show-Me Health Care	$895	$9	$904	$336
Occazio	3,863	216	4,079	1,421
Ann Arbor	3,801	50	3,851	972
Tender Loving Care	2,396	16	2,412	538
G&D	1,086	102	1,188	312
AmeriServe	288	43	331	69
Other acquisitions	143	1	144	57
Total	$12,472	$437	$12,909	$3,705

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Pro forma net revenues	$346,997	$328,800	$1,029,420	$967,578
Net income (loss)	652	2,316	1,501	(8,607)

7. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the nine months ended June 30, 2015 are as follows (in thousands):

	Human Services	Post -Acute Specialty Rehabilitation Services	Total
Balance as of September 30, 2014	$190,658	$66,974	$257,632
Goodwill acquired through acquisitions	2,628	14,260	16,888
Balance as of June 30, 2015	$193,286	$81,234	$274,520
Intangible Assets
Intangible assets consist of the following as of June 30, 2015 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$468,549	$217,707	$250,842
Non-compete/non-solicit	2 years	6,097	3,223	2,874
Relationship with contracted caregivers	1 year	7,520	6,727	793
Trade names	2 years	4,968	3,232	1,736
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	3 years	48,395	35,098	13,297
Intellectual property	1 year	452	393	59
		$581,781	$266,380	$315,401

Intangible assets consist of the following as of September 30, 2014 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$484,994	$224,566	$260,428
Non-compete/non-solicit	3 years	5,716	2,448	3,268
Relationship with contracted caregivers	2 years	10,963	9,013	1,950
Trade names	4 years	7,467	2,907	4,560
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	47,629	32,724	14,905
Intellectual property	2 years	904	689	215
		$600,073	$272,347	$327,726
Amortization expense for continuing operations was $9.9 million and $29.2 million for the three and nine months ended June 30, 2015, as compared to $9.7 million and $28.6 million for for the three and nine months ended June 30, 2014, respectively. There was no amortization expense for discontinued operations for the three and nine months ended June 30, 2015, as compared to $0.1 million and $0.2 million for the three and nine months ended June 30, 2014.
During the quarter ended June 30, 2015, the Company completed a review of its service line supporting at-risk youth that will result in the Company discontinuing ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. These operations are included in the Human Services Segment. As a result, the Company recorded impairment charges of $0.2 million for relationships with contracted caregivers, $7.9 million for agency contracts, and $0.1 million of miscellaneous other intangibles. The total impairment charge of $8.2 million is included in depreciation and amortization expense for the three and nine months ended June 30, 2015. See Note 12 for further information about the decision to discontinue at-risk youth services in these states.
The estimated remaining amortization expense related to intangible assets with finite lives for the three months remaining in fiscal 2015 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2015	$9,524
2016	36,447
2017	32,755
2018	31,898
2019	31,593
Thereafter	127,384
Total	$269,601

8. Related Party Transactions
Management Agreement
On February 9, 2011, the Company entered into an amended and restated management agreement with Vestar Capital Partners V, L.P. (“Vestar”) relating to certain advisory and consulting services for an annual management fee equal to the greater of (i) $850 thousand or (ii) an amount equal to 1.0% of the Company’s consolidated earnings before interest, taxes, depreciation, amortization and management fee for each fiscal year determined as set forth in the Company’s senior credit agreement. This agreement was terminated on September 22, 2014 in connection with the Company's initial public offering.
The Company recorded no management fees and expenses for the three months ended June 30, 2015 and $0.2 million of management fees and expenses for the nine months ended June 30, 2015, as compared to $0.3 million and $1.0 million for the three and nine months ended June 30, 2014. The $0.2 million of expense during the nine months ended June 30, 2015 relates to reimbursable expenses that were incurred prior to the termination of the management agreement. The accrued liability relating to such fees and expenses was $0.6 million at September 30, 2014 and $0.2 million at June 30, 2015.

Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, California and Wisconsin. These leases have various expiration dates extending out as far as December 2019. Related party lease expense was $0.2 million and $0.6 million for the three and nine months ended June 30, 2015, as compared to $0.3 million and $0.8 million for the three and nine months ended June 30, 2014.

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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap agreements	$2,319	$—	$2,319	$—
Liabilities
Contingent consideration	$(8,817)	$—	$—	$(8,817)
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

Interest rate-swap agreements. The Company’s interest rate-swap agreements are classified within Level 2 of the fair value hierarchy. The fair value of the swap agreements was recorded in current assets (under prepaid expenses and other current assets) in the Company’s consolidated balance sheets. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.
Contingent Consideration. In connection with the acquisition of Mass Adult Day Health (“Adult Day Health”) in August 2014 and Cassell in January 2015, the Company recorded contingent consideration pertaining to the amounts potentially payable to the former owners of Adult Day Health and Cassell. The fair values of the Company's contingent consideration obligations are based on a probability-weighted approach derived from the overall likelihood of achieving certain performance targets. The resultant probability-weighted earn-out payments are discounted using a discount rate based upon the weighted-average cost of capital. The fair value measurement is based on significant inputs not observable in the market, which represent Level 3 inputs within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized in Other income (expense) within the consolidated statements of operations.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the nine months ended June 30, 2015.

Nine Months Ended June 30, 2015
Balance at September 30, 2014	$(2,400)
Acquisition date fair value of contingent consideration obligations recorded	(6,100)
Present value accretion	(317)
Balance at June 30, 2015	$(8,817)

Items Measured at Fair Value on a Nonrecurring Basis. The Company’s intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the three months ended June 30, 2015, certain intangible assets associated with the at-risk youth business with a carrying value of $8.2 million were written off because the Company determined the assets had no net realizable value. See Note 12 for further information about the decision to discontinue at-risk youth services in Florida, Louisiana, Indiana, North Carolina and Texas. The asset impairment charge of $8.2 million was recorded in amortization in the accompanying consolidated statement of operations. These adjustments were determined by comparing the projected future discounted cash flows to be provided from the intangible assets to the assets' carrying value.
At June 30, 2015 and September 30, 2014, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.

10. Income Taxes
The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three and nine months ended June 30, 2015, the Company’s effective income tax rate was 46.1% and 45.0%, as compared to an effective tax rate of 94.9% and 29.9% for the three and nine months ended June 30, 2014, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2012. The Company did not have a reserve for uncertain income tax positions at June 30, 2015 and September 30, 2014. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.
11. Segment Information
The Company conducts its business through two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment.
Through the Human Services Segment, the Company primarily provides home and community-based human services to adults and children with intellectual and developmental disabilities (“I/DD”), and to youth with emotional, behavioral and/or medically complex challenges (“ARY”) and, beginning in the quarter ended September 30, 2014, to elders. The operations of the Human Services Segment have been organized by management into three business units based upon geography and clients served. These business units, which comprise three operating segments, have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting. Through the SRS Segment, the Company delivers services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two business units, NeuroRestorative and CareMeridian, based upon service type. The NeuroRestorative operating group provides behavioral therapies to brain injured clients in post-acute community settings and the CareMeridian operating group provides a higher level of medical support to traumatically injured clients. These business units, which comprise two operating segments, have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker for the purpose of evaluating these results and making decisions regarding resource allocations.
The Company evaluates performance based on income from operations. Income from operations is revenue less operating expenses and is not affected by other income (expense) or by income taxes.
Activities classified as “Corporate” in the table below relate primarily to unallocated home office expenses.
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended June 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2015
Net revenue	$278,398	$67,596	$—	$345,994
Income (loss) from operations	21,083	6,781	(16,349)	11,515
Total assets	616,217	257,702	183,341	1,057,260
Depreciation and amortization	19,790	5,995	630	26,415
Purchases of property and equipment	5,800	4,200	599	10,599
Income (loss) from continuing operations before income taxes	14,126	5,022	(16,566)	2,582
2014
Net revenue	$259,194	$58,995	$—	$318,189
Income (loss) from operations	25,269	4,512	(13,809)	15,972
Depreciation and amortization	12,566	4,998	626	18,190
Purchases of property and equipment	4,715	4,206	992	9,913
Income (loss) from continuing operations before income taxes	11,669	1,317	(13,460)	(474)

For the nine months ended June 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2015
Net revenue	$820,112	$195,652	$—	$1,015,764
Income (loss) from operations	77,812	19,229	(51,031)	46,010
Total assets	616,217	257,702	183,341	1,057,260
Depreciation and amortization	45,303	17,137	1,838	64,278
Purchases of property and equipment	15,803	12,162	2,345	30,310
Income (loss) from continuing operations before income taxes	40,183	10,665	(51,259)	(411)
2014
Net revenue	$758,872	$169,675	$—	$928,547
Income (loss) from operations	71,894	12,414	(40,213)	44,095
Depreciation and amortization	34,689	14,021	1,884	50,594
Purchases of property and equipment	11,110	10,661	2,500	24,271
Income (loss) from continuing operations before income taxes	17,351	587	(42,123)	(24,185)
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for approximately 15% and 14% of the Company’s net revenue for the three months ended June 30, 2015 and 2014, respectively, and 15% and 14% for the nine months ended June 30, 2015 and 2014, respectively.

12. Disposition of Business

On June 23, 2015, following a six-month review of its service line supporting at-risk youth, the Company announced its decision to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. These operations are included in the Human Services Segment. At the time of the decision, Management set a target date of September 30, 2015 to transition each child or adolescent served in the five states into the program of another provider, but is committed to work with its public partners to ensure that each transition is completed safely and with minimal disruption. In connection with the decision to discontinue these services the Company recorded an impairment charge of approximately $8.2 million for intangible assets associated with these businesses and expects to incur additional closures costs of up to $6.7 million, consisting of up to $1.9 million of severance costs and up to $4.8 million of lease termination costs. The actual exit costs could ultimately be less, depending on whether another provider or providers purchase all or some of the programs, the new providers’ demand for employees and office space, and other factors.

The Company assessed the disposal group under the guidance of ASU 2014−08, "Discontinued Operations and Disclosures of Disposals of Components of an Entity" and concluded that the closure of the disposal group does not represent a "strategic shift" and therefore has not been classified as discontinued operations for any of the periods presented. However, the Company has concluded that the disposal group was an individually significant disposal group. Pretax losses for this disposal group were $8.8 million and $11.1 million for the three and nine months ended June 30, 2015, respectively. The pretax loss included an intangible asset impairment charge of $8.2 million that was recorded in the current quarter.

13. Net Income (Loss) Per Share
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

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income (loss)	$550	$5	$(1,192)	$(16,875)
Denominator
Weighted average shares outstanding, basic	36,950,000	25,250,000	36,950,000	25,250,000
Weighted average common equivalent shares	172,904	—	—	—
Weighted average shares outstanding, diluted	37,122,904	25,250,000	36,950,000	25,250,000
Net income (loss) per share, basic and diluted	$0.01	$—	$(0.03)	$(0.67)
Equity instruments excluded from diluted net income (loss) per share calculation as the effect would have been anti-dilutive:
Stock options	571,491	—	567,664	—
Restricted stock units	—	—	570,601	—

For each of the periods presented above for which the Company incurred a net loss the outstanding stock options and restricted stock units have an anti-dilutive effect and therefore all awards have been excluded from the diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares for those periods are equal. During the three and nine months ended June 30, 2014, there were no common share equivalents outstanding.

14. Accruals for Self-Insurance
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
For professional and general liability, from October 1, 2011 to September 30, 2013, the Company was self-insured for the first $4.0 million of each and every claim with no aggregate limit. Commencing October 1, 2013, the Company has been self-insured for $4.0 million per claim and $28.0 million in the aggregate.
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

15. Other Commitments and Contingencies
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
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our nearly 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), and elders (“Adult Day Services”). As of June 30, 2015, we operated in 35 states, serving approximately 12,400 clients in residential settings and more than 17,800 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.
We have two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment. Through the Human Services Segment, we provide home and community-based human services to adults and children with intellectual and developmental disabilities, to youth with emotional, behavioral and/or medically complex challenges and, beginning in the quarter ended September 30, 2014, to elders. The operations of the Human Services Segment have been organized by management into three business units based upon geography and clients served. These business units, which comprise three operating segments, have been aggregated based on the criteria set forth in the accounting standards. Through the SRS Segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two business units, NeuroRestorative and CareMeridian, based upon service type. These business units, which comprise two operating segments, have been aggregated based on the criteria set forth in the accounting standards. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker for the purpose of evaluating these results and making decisions regarding resource allocations.
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
Historically, our business has benefited from the trend toward privatization and the efforts of groups that advocate for the populations we serve. These groups lobby governments to fund residential services that use our small group home or host home models, rather than large, institutional models. Furthermore, we believe that successful lobbying by advocacy groups has preserved I/DD and ARY services and, therefore, our revenue base for these services, from significant reductions as compared with certain other human services, although we did suffer rate reductions during and after the recession that began in 2008. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. However, the majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.
Expansion of Services
We have grown our business through expansion of existing markets and programs, entry into new geographical markets as well as through acquisitions.
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises the new start operating income for such period. During the three months ended June 30, 2015 and 2014, new starts generated operating losses of $1.4 million and $1.8 million, respectively, and operating income of $0.7 million and $0.5 million, respectively. During the nine months ended June 30, 2015 and 2014, new starts generated operating losses of $3.9 million and $4.5 million, respectively, and operating income of $2.0 million and $1.5 million, respectively.
Acquisitions
From the beginning of fiscal 2010 through June 30, 2015, we have completed 46 acquisitions, including several acquisitions of rights to government contracts or fixed assets from small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically continue to do so in the future. Acquisitions could have a material impact on our consolidated financial statements.
During the nine months ended June 30, 2015, we acquired certain assets of ten companies complementary to our business for total fair value consideration of $44.8 million, including $6.1 million of contingent consideration.
During the nine months ended June 30, 2014, we acquired certain assets of seven companies complementary to our business for total cash consideration of $16.6 million of which $1.5 million was paid in July 2014 .
Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During the second quarter of fiscal 2015 we announced our decision to discontinue ARY services in the state of Illinois. The comprehensive transition plan with DCFS was successfully completed during the quarter ended June 30, 2015. In connection with this closure, we recorded $0.1 million of expense for termination benefits and $0.2 million of expense for lease terminations during the three months ended June 30, 2015. We also recorded an impairment charge of $2.2 million for intangible assets owned by the business unit during the quarter ended March 31, 2015.

In June 2015, we completed a six-month strategic review of our ARY service line. The goal of this initiative was to identify those states and markets where we can maintain services that are both high-quality and financially sustainable. As a result of this review we have decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. This decision will not affect other services provided by us in these states. Management has a target date of September 30, 2015 to transition each child or adolescent served in the five states into the program of another provider, but is committed to work with its public partners to ensure that each transition is completed safely and with minimal disruption. During the quarter ended June 30, 2015, we recorded an impairment charge of $8.2 million for intangible assets owned by the business units. We expect to incur additional exit costs associated with these planned closures of up to $1.9 million for termination benefits and up to $4.8 million for lease termination costs. The actual exit costs could ultimately be less, depending on whether another provider or providers purchase all or some of the programs, the new providers’ demand for employees and office space, and other factors.
Revenue
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three and nine months ended June 30, 2015, we derived 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors, as compared to 90% of our net revenue from contracts with state, local and other government payors and 10% of our net revenue from non-public payors during the three and nine months ended June 30, 2014. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.
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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
I/DD Services
Gross Revenues	$227,942	$212,034	$668,883	$619,087
Average Residential Census	7,926	7,495	7,818	7,369
Average Daily Rate	$234.96	$229.93	$233.64	$228.16
Non-Residential Billable Units	3,210,055	2,954,615	9,342,956	8,543,140
Average Non-Residential Billable Unit Rate	$18.22	$18.69	$18.22	$18.74
Gross Revenue Growth %	7.5%		8.0%
Gross Revenue growth due to:
Volume Growth	6.5%		6.9%
Average Rate Growth	1.0%		1.1%
At-Risk Youth Services
Gross Revenues	$49,381	$51,724	$147,772	$153,181
Average Residential Census	3,434	3,841	3,594	3,858
Average Daily Rate	$111.33	$102.43	$106.81	$100.47
Non-residential Billable Units	171,810	185,494	506,970	549,223
Average Non-Residential Billable Unit Rate	$84.92	$85.85	$84.78	$86.24
Gross Revenue Growth %	(4.5)%		(3.5)%
Gross Revenue growth due to:
Volume Growth	(9.6)%		(7.1)%
Average Rate Growth	5.1%		3.6%
Specialty Rehabilitation Services
Gross Revenues	$68,663	$59,938	$197,845	$172,256
Average Residential Census	1,193	1,076	1,166	1,053
Average Daily Rate	$611.78	$612.20	$608.74	$599.24
Non-residential Billable Units	35,734	—	66,779	—
Average Non-Residential Billable Unit Rate	$63.52		$62.17
Gross Revenue Growth %	14.6%		14.9%
Gross Revenue growth due to:
Volume Growth	14.7%		13.1%
Average Rate Growth	(0.1)%		1.8%
Expenses
During the second quarter of fiscal 2015, we revised the presentation of our expenses and operating margin as percentage of revenue. The calculations of our costs categories and operating margin as a percentage of revenue shown below are based on gross revenue rather than net, as disclosed prior to the second quarter of fiscal 2015. There has been no change to the expenses categories compared to prior periods.
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
Occupancy costs represent a significant portion of our operating costs. As of June 30, 2015, we owned 373 facilities and three offices, and we leased 1,526 facilities and 249 offices. We expect occupancy costs to increase during fiscal 2015 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Professional and general liability expense totaled 0.8% and 0.7% of gross revenue for the three and nine months ended June 30, 2015, respectively, as compared to 0.8% and 0.8% for the three and nine months ended June 30, 2014, respectively. We incurred professional and general liability expenses of $2.8 million and $7.7 million for the three and nine months ended June 30, 2015, as compared to $2.6 million and $7.9 million for the three and nine months ended June 30, 2014. These expenses are incurred in connection with our claims reserve and insurance premiums. In the past, increased costs of insurance and claims have negatively impacted our results of operations which resulted in a renewed emphasis on reducing the occurrence of claims. Although insurance premiums did not increase in fiscal 2014 and 2015, they have increased in prior years and may increase in the future.
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Gross revenue	100.0%	100.0%	100.0%	100.0%
Sales adjustments	(1.4)%	(1.7)%	(1.2)%	(1.7)%
Net revenue	98.6%	98.3%	98.8%	98.3%
Cost of revenue (exclusive of depreciation expense shown below)	76.5%	76.5%	76.4%	76.8%
Operating expenses:
General and administrative	11.3%	11.3%	11.6%	11.4%
Depreciation and amortization	7.5%	5.6%	6.2%	5.4%
Total operating expense	18.8%	16.9%	17.8%	16.8%
Income from operations	3.3%	4.9%	4.6%	4.7%
Other income (expense):
Management fee of related party	—%	(0.1)%	—%	(0.1)%
Other income (expense), net	(0.1)%	—%	—%	0.1%
Extinguishment of debt	—%	—%	(1.7)%	(1.6)%
Interest expense	(2.4)%	(5.0)%	(2.9)%	(5.6)%
Income (loss) from continuing operations before income taxes	0.8%	(0.2)%	—%	(2.5)%
Expense (benefit) for income taxes	0.3%	(0.1)%	—%	(0.8)%
Income (loss) from continuing operations	0.5%	(0.1)%	—%	(1.7)%
(Loss) gain from discontinued operations, net of tax	(0.2)%	—%	(0.1)%	—%
Net income (loss)	0.3%	(0.1)%	(0.1)%	(1.7)%

Three Months Ended June 30, 2015 and 2014
Consolidated Overview

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
Gross revenue	$351,062	$323,696	$27,366
Sales adjustments	(5,068)	(5,507)	439
Net revenue	345,994	318,189	27,805
Income from operations	$11,515	$15,972	$(4,457)
Operating margin	3.3%	4.9%	(1.6)%
Consolidated gross revenue for the three months ended June 30, 2015 increased by $27.4 million, or 8.5%, compared to gross revenue for the three months ended June 30, 2014. Sales adjustments as a percentage of gross revenue decreased by 0.3% from 1.7% during three months ended June 30, 2014 to 1.4% during three months ended June 30, 2015. The decrease was the result of improvements in authorization management, claims processing, and collections. Gross revenue increased $11.5 million from organic growth, including growth related to new programs, and $15.9 million from acquisitions that closed during and after the three months ended June 30, 2014. Our Human Services segment contributed 59.5% of the organic revenue growth with the remaining 40.5% contributed by our SRS segment.
Consolidated income from operations was $11.5 million for three months ended June 30, 2015 compared to $16.0 million for the three months ended June 30, 2014. Income from operations decreased from 4.9% of gross revenue for the three months ended June 30, 2014 to 3.3% of gross revenue for the three months ended June 30, 2015. The decrease in our operating margin as a percentage of gross revenue was primarily due to an intangible asset impairment charge of $8.2 million related to the planned closures of our at-risk youth operations in five states and an increase of $1.3 million in stock-based compensation expense. Management has set a target date of September 30, 2015 to transition each child or adolescent served in the five states into the program of another provider, but is committed to work with its public partners to ensure that each transition is completed safely and with minimal disruption. The decrease was partially offset by lower expense in the self insured portion of our employee health and other insurance plans compared to the same period of the prior year.
Revenues by segment

The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2015	2014
I/DD gross revenue	$227,942	$212,034	$15,908	7.5%
ARY gross revenue	49,381	51,724	(2,343)	(4.5)%
Adult Day Services gross revenue	5,076	—	5,076	NM
Total Human Services gross revenue	282,399	263,758	18,641	7.1%
Sales adjustments	(4,001)	(4,564)
Sales adjustments as a percentage of gross revenue	(1.4)%	(1.7)%
Total Human Services net revenue	$278,398	$259,194	$19,204	7.4%
Human Services gross revenue for the three months ended June 30, 2015 increased by $18.6 million, or 7.1%, compared to the three months ended June 30, 2014. The increase in gross revenue was driven by a $15.9 million increase in I/DD gross revenue while ARY gross revenue decreased by $2.3 million compared to the three months ended June 30, 2014. Gross revenue for Adult Day Services, which was acquired in the fourth quarter of fiscal 2014, was $5.1 million.
The increase in I/DD gross revenue included $9.1 million from organic growth and $6.8 million from acquisitions that closed during and after the three months ended June 30, 2014. The organic growth was the result of a 3.7% increase in volume coupled with a 0.8% increase in average billing rates for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The $2.3 million decrease in ARY gross revenue was due to a 9.6% decrease in volume partially offset by a 5.1% increase in the average billing rate compared to the three months ended June 30, 2014. The decrease in volume was primarily due to a reduction in services in North Carolina due to a state wide redesign of these programs and in Illinois due to the closure of our ARY operations during the current quarter. These reductions resulted in a decrease of $3.5 million in gross revenue.
Sales adjustments for the three months ended June 30, 2015 decreased by $0.6 million, or 0.3% of gross revenue, compared to the three months ended June 30, 2014. The decrease was the result of improvements in authorization management, claims processing, and collections.

The following table sets forth revenue for the SRS segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2015	2014
SRS gross revenue	$68,663	$59,938	$8,725	14.6%
Sales adjustments	(1,067)	(943)
Sales adjustments as a percentage of gross revenue	(1.6)%	(1.6)%
SRS net revenue	$67,596	$58,995	$8,601	14.6%
The SRS segment’s gross revenue for the three months ended June 30, 2015 increased by $8.7 million, or 14.6%, compared to the three months ended June 30, 2014. The increase included $4.6 million from organic growth and $4.1 million from acquisitions that closed during and after the three months ended June 30, 2014. The organic growth was driven by an increase in volume of 6.0% and an increase in the average billing rate of 1.9%. The increase in volume was driven by lower levels of open occupancy resulting from the maturation of programs started in recent years.
Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015		2014			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$179,443	63.5%	$166,956	63.3%	$12,487	0.2%
Client program costs	11,135	3.9%	10,387	3.9%	748	—%
Client occupancy costs	16,193	5.7%	13,586	5.2%	2,607	0.5%
Travel & transportation costs	7,412	2.6%	7,399	2.8%	13	(0.2)%
Other direct costs	5,421	1.9%	5,711	2.2%	(290)	(0.3)%
Total cost of revenues	$219,604	77.6%	$204,039	77.4%	$15,565	0.2%
Human Services cost of revenues for the three months ended June 30, 2015 increased as a percentage of gross revenue by 0.2%, as compared to the three months ended June 30, 2014. This was primarily due to an increase in direct labor costs of 0.2% and an increase in client occupancy costs of 0.5%, partially offset by decreases in other direct costs. The increase in direct labor costs as a percentage of gross revenue was primarily due to higher amounts of overtime pay compared to the three months ended June 30, 2014, partially offset by lower expense in the self-insured portion of employee health insurance plans . The increase in client occupancy costs as a percentage of gross revenue was due to increased rent and programs with higher levels of excess capacity. The decrease in other direct costs as a percentage of gross revenue was primarily due to lower expense for workers' compensation expense during the three months ended June 30, 2015.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Three Months Ended June 30,
	2015		2014			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$34,466	50.2%	$30,607	51.1%	$3,859	(0.9)%
Client program costs	4,714	6.9%	4,363	7.3%	351	(0.4)%
Client occupancy costs	7,463	10.9%	6,507	10.9%	956	—%
Travel & transportation costs	862	1.3%	801	1.3%	61	—%
Other direct costs	1,147	1.7%	1,114	1.9%	33	(0.2)%
Total cost of revenues	$48,652	71.0%	$43,392	72.5%	$5,260	(1.5)%
SRS segment’s cost of revenues for the three months ended June 30, 2015 decreased as a percentage of gross revenue by 1.5% as compared to the three months ended June 30, 2014. The decrease was primarily due to a decrease in direct labor costs of 0.9% and a decrease in client program costs of 0.4%. The decrease in direct labor costs and client program costs as a percentage of gross revenue was primarily due to higher revenues resulting from lower levels of open occupancy.
Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Three Months Ended June 30,
	2015		2014			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
General and administrative	$39,671	11.3%	$36,448	11.3%	$3,223	—%
Depreciation and amortization	26,415	7.5%	18,190	5.6%	8,225	1.9%
Total operating expense	$66,086	18.8%	$54,638	16.9%	$11,448	1.9%
General and administrative expenses for the three months ended June 30, 2015 increased by $3.2 million, or 8.8%, as compared to the three months ended June 30, 2014. As a percentage of gross revenue, general and administrative expenses were consistent during the three months ended June 30, 2015 and 2014.
Depreciation and amortization expense increased as a percentage of gross revenue by 1.9% as compared to the three months ended June 30, 2014. The increase in depreciation and amortization expense as a percentage of gross revenue is primarily due to an intangible asset impairment charge of $8.2 million related to the planned closures of our at-risk youth operations in five states. Management has set a target date of September 30, 2015 to transition each child or adolescent served in the five states into the program of another provider, but is committed to work with its public partners to ensure that each transition is completed safely and with minimal disruption.
Other (income) expense
Management fee of related party: Management fee decreased $0.3 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The decrease is due to the termination of our management agreement with Vestar in connection with our initial public offering.
Other income (expense), net: Other income (expense), net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, decreased from income of $0.1 million during the three months ended June 30, 2014 to expense of $0.4 million during the three months ended June 30, 2015.
Interest expense: Interest expense decreased by $7.7 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to a lower interest expense as a result of the redemption of $162.0 million and $50.0 million of senior notes on October 17, 2014, and March 4, 2015, respectively.

Benefit for income taxes
For the three months ended June 30, 2015, our effective income tax rate was 46.1% compared to an effective tax rate of 94.9% for the three months ended June 30, 2014. The Company applies a forecasted annual effective tax rate to the year-to-date income (loss) from continuing operations before income taxes to calculate its year-to-date and quarterly tax provisions. The higher effective tax rate during the three months ended June 30, 2014 was due to the catch-up of the change in our year-to-date effective tax rates and a minimal change in loss from continuing operations before income taxes.
Nine Months Ended June 30, 2015 and 2014
Consolidated Overview

	Nine Months Ended June 30,		Increase (Decrease)
	2015	2014
Gross revenue	$1,028,498	$944,524	$83,974
Sales adjustments	(12,734)	(15,977)	3,243
Net revenue	1,015,764	928,547	87,217
Income from operations	$46,010	$44,095	$1,915
Operating margin	4.5%	4.7%	(0.2)%
Consolidated gross revenue for the nine months ended June 30, 2015 increased by $84.0 million, or 8.9%, compared to gross revenue for the nine months ended June 30, 2014. Gross revenue increased $40.6 million from organic growth, including growth related to new programs, and $43.4 million from acquisitions that closed during and after the nine months ended June 30, 2014. Our Human Services segment contributed 59.0% of the organic revenue growth with the remaining 41.0% contributed by our SRS segment. Sales adjustments as a percentage of gross revenue decreased by 0.5% from 1.7% during the nine months ended June 30, 2014 to 1.2% during the nine months ended June 30, 2015. The decrease was the result of improvements in authorization management, claims processing, and collections.
Consolidated operating margin decreased from 4.7% of gross revenue, or $44.1 million, for the nine months ended June 30, 2014 to 4.5% of gross revenue, or $46.0 million, for the nine months ended June 30, 2015. The decrease in our operating margin was primarily due to intangible assets impairment charges of $10.4 million related to completed and planned closures of our ARY services in six states, a $3.7 million increase in stock-based compensation and increases in client occupancy costs due to increases in rent and higher levels of excess capacity within our Human Services segment. The decrease was partially offset by increases in revenue and lower expense in the self insured portion of our employee health and other insurance plans.
Revenues by segment

The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Nine Months Ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2015	2014
I/DD gross revenue	$668,883	$619,087	$49,796	8.0%
ARY gross revenue	147,772	153,181	(5,409)	(3.5)%
Adult Day Services gross revenue	13,998	—	13,998	NM
Total Human Services gross revenue	830,653	772,268	58,385	7.6%
Sales adjustments	(10,541)	(13,396)
Sales adjustments as a percentage of gross revenue	(1.3)%	(1.7)%
Total Human Services net revenue	$820,112	$758,872	$61,240	8.1%
Human Services gross revenue for the nine months ended June 30, 2015 increased by $58.4 million, or 7.6%, compared to the nine months ended June 30, 2014. The increase in gross revenue was driven by a $49.8 million increase in I/DD gross revenue while ARY gross revenue decreased by $5.4 million compared to the nine months ended June 30, 2014. Gross revenue for Adult Day Services which was acquired in fiscal 2014 was $14.0 million.
The increase in I/DD gross revenue included $29.3 million from organic growth and $20.4 million from acquisitions that closed during and after the nine months ended June 30, 2014. The organic growth was the result of a 3.8% increase in volume coupled with a 1.0% increase in average billing rates for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014.
The $5.4 million decrease in ARY gross revenue was due to a 7.1% decrease in volume partially offset by a 3.6% increase in the average billing rate during the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014. The decrease in volume was primarily due to a reduction in services in North Carolina due to a state wide redesign of these programs and the voluntary termination of our contracts to provide services with a managed care organization. This reduction resulted in a decrease of approximately $6.6 million in gross revenue partially offset by volume and average billing rate activity in other states.
Sales adjustments for the nine months ended June 30, 2015 decreased by $2.9 million compared to the nine months ended June 30, 2014. The decrease was the result of improvements in authorization management, claims processing, and collections.

The following table sets forth revenue for the SRS segment for the periods indicated (in thousands):

	Nine Months Ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2015	2014
SRS gross revenue	$197,845	$172,256	$25,589	14.9%
Sales adjustments	(2,193)	(2,581)
Sales adjustments as a percentage of gross revenue	(1.1)%	(1.5)%
SRS net revenue	$195,652	$169,675	$25,977	15.3%
The SRS segment’s gross revenue for the nine months ended June 30, 2015 increased by $25.6 million, or 14.9%, compared to the nine months ended June 30, 2014. The increase included $16.6 million from organic growth and $9.0 million from acquisitions that closed during and after the nine months ended June 30, 2014. The organic growth was driven by an increase in volume of 6.6% and an increase in the average billing rate of 3.2%. The increase in volume was primarily due to lower levels of excess capacity resulting from the maturation of programs started in recent years.
Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2015		2014			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$525,706	63.3%	$491,780	63.7%	$33,926	(0.4)%
Client program costs	31,480	3.8%	30,537	4.0%	943	(0.2)%
Client occupancy costs	47,497	5.7%	40,591	5.3%	6,906	0.4%
Travel & transportation costs	21,760	2.6%	20,402	2.6%	1,358	—%
Other direct costs	17,786	2.1%	16,499	2.1%	1,287	—%
Total cost of revenues	$644,229	77.5%	$599,809	77.7%	$44,420	(0.2)%
Human Services cost of revenues for the nine months ended June 30, 2015 decreased as a percentage of gross revenue by 0.2%, as compared to the nine months ended June 30, 2014. This was primarily due to a decrease in direct labor costs of 0.4% and client program costs of 0.2%, partially offset by an increase in client occupancy costs of 0.4%. The decrease in direct labor costs and client program costs as a percentage of gross revenue was primarily due to lower expense in the self-insured portion of our employee health and other insurance plans, including a favorable adjustment to our health insurance reserves in the first quarter of fiscal 2015 of $2.6 million resulting from lower than expected claims expense for our new consumer driven insurance plans. The increase in client occupancy costs as a percentage of gross revenue was due to increases in rent expense and programs with higher levels of excess capacity compared to the same period of the prior year.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2015		2014			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$99,336	50.2%	$88,754	51.5%	$10,582	(1.3)%
Client program costs	13,886	7.0%	12,575	7.3%	1,311	(0.3)%
Client occupancy costs	22,207	11.2%	19,151	11.1%	3,056	0.1%
Travel & transportation costs	2,494	1.3%	2,271	1.3%	223	—%
Other direct costs	3,429	1.7%	3,065	1.8%	364	(0.1)%
Total cost of revenues	$141,352	71.4%	$125,816	73.0%	$15,536	(1.6)%
SRS segment’s cost of revenues for the nine months ended June 30, 2015 decreased as a percentage of gross revenue by 1.6% as compared to the nine months ended June 30, 2014. This was primarily due to a decrease in direct labor costs of 1.3% and client program costs of 0.3%. The decrease in direct labor costs and client program costs as a percentage of gross revenue was primarily due to higher revenues resulting from lower levels of excess capacity and lower expense in the self-insured portion of our employee health and other insurance plans.
Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Nine Months Ended June 30,
	2015		2014			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
General and administrative	$119,452	11.6%	$108,104	11.4%	$11,348	0.2%
Depreciation and amortization	64,278	6.2%	50,594	5.4%	13,684	0.8%
Total operating expense	$183,730	17.8%	$158,698	16.8%	$25,032	1.0%
General and administrative expenses for the nine months ended June 30, 2015 increased by $11.3 million, or 10.5%, as compared to the nine months ended June 30, 2014. As a percentage of gross revenue, general and administrative expenses increased by 0.2% as compared to the nine months ended June 30, 2014. The increase as a percentage of gross revenue was primarily due to an increase of $3.7 million in stock based compensation expense and $2.5 million of expense associated with the payment of a long-term compensation plan, partially offset by the impact of leveraging certain general and administrative expenses.
Depreciation and amortization expense increased by $13.7 million, or 27.0%, during the nine months ended June 30, 2015. As a percentage of gross revenue, depreciation and amortization expense increased by 0.8% as compared to the nine months ended June 30, 2014. The increase in depreciation and amortization expense as a percentage of gross revenue is primarily due to an intangible impairment charge of $10.4 million resulting from the completed and planned closures of our ARY services in six states.
Other (income) expense
Management fee of related party: Management fee decreased $0.9 million during the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. The decrease is due to the termination of our management agreement with Vestar in connection with the initial public offering.
Other income (expense), net: Other income (expense), net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, decreased from income of $0.7 million in the nine months ended June 30, 2014 to expense of $0.3 million in the nine months ended June 30, 2015.
Loss on extinguishment of debt: Extinguishment of debt was $17.1 million in the nine months ended June 30, 2015. On October 17, 2014 and March 4, 2015, the Company redeemed $162.0 million and $50.0 million in aggregate principal amount of senior notes, respectively, resulting in expensing deferred financing fees of $1.0 million, original issue discount of $4.4 million, and the associated redemption premiums related to the the senior notes of $11.7 million.
Interest expense: Interest expense decreased by $24.3 million during the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014 due to a lower interest rate on the senior secured credit facilities as a result of the refinancing on January 31, 2014 and the redemption of $38.0 million, $162.0 million, and $50.0 million of senior notes on February 26, 2014, October 17, 2014, and March 4, 2015, respectively.
Benefit for income taxes
For the nine months ended June 30, 2015, our effective income tax rate was 45.0% compared to an effective tax rate of 29.9% for the nine months ended June 30, 2014. During the nine months ended June 30, 2015, our effective tax rate was higher than the federal statutory tax rate of 35.0% due to the impact of state income taxes and other non-deductible expenses.
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
Operating activities
Net cash provided by operating activities was $50.7 million for the nine months ended June 30, 2015, compared to $66.7 million for the nine months ended June 30, 2014. The decrease in cash provided by operating activities was primarily attributable to the net effect of changes in operating assets and liabilities including a reduction in Other accrued liabilities primarily resulting from a decrease in accrued compensation and an increase in Accounts receivable resulting from revenue growth and the effect of a more consistent average days sales outstanding ("DSO") compared to the nine months ended June 30, 2014.
Investing activities
Net cash used in investing activities was $67.5 million and $39.7 million for the nine months ended June 30, 2015 and 2014, respectively. Cash paid for property and equipment for the nine months ended June 30, 2015 was $30.3 million, or 3.0% of net revenue, compared to $24.3 million, or 2.6% of net revenue, for the nine months ended June 30, 2014. During the nine months ended June 30, 2015 we paid $38.7 million for ten acquisitions. During the nine months ended June 30, 2014, we paid $15.2 million for seven acquisitions.
Financing activities
Net cash used in financing activities was $162.7 million for the nine months ended June 30, 2015 as compared to net cash provided by financing activities of $1.1 million for the nine months ended June 30, 2014. The increase in cash used by financing activities is due to the redemption of $212.0 million in aggregate principal amount of our senior notes during fiscal 2015, partially offset by the net proceeds received from the incremental term loan of $55.0 million.
During the nine months ended June 30, 2015 and 2014, we borrowed an aggregate of $206.7 million and $9.3 million, respectively, under our senior revolver and repaid $206.7 million and $9.3 million, respectively, during the same periods. At June 30, 2015, we had no outstanding borrowings and $119.1 million of availability under the senior revolver due to $0.9 million in standby letters of credit issued under the senior revolver, which reduces the availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of June 30, 2015, $48.4 million of letters of credit were issued under the institutional letter of credit facility and $0.9 million of letters of credit were issued under the senior revolver.
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
On February 27, 2015, NMHI and NMHH, and certain subsidiaries of NMHI, as guarantors, entered into Amendment No. 3 (the “Incremental Amendment”) to the senior credit agreement. The Incremental Amendment provided for an additional $55.0 million term loan, which was funded on February 27, 2015, pursuant to the terms of the senior credit agreement that permit up to $125.0 million of incremental borrowings plus any additional amounts so long as NMHI’s consolidated first lien leverage ratio, as defined in the senior credit agreement, does not exceed 4.50 to 1.00 on a pro forma basis, subject to the conditions set forth in the senior credit agreement. In addition, the Incremental Amendment amended the senior credit agreement to provide that, subject to certain exceptions, if, on or prior to August 27, 2015, NMHI reprices any portion of the term loan and that repricing results in a lower interest rate applicable to the term loan, NMHI will be required to pay a prepayment premium of 1% of the loans being repriced. All of the other terms of the additional $55.0 million term loan are identical to the term loan. As of June 30, 2015, NMHI had $647.2 million of borrowings under the term loan.
On October 21, 2014, NMHI increased the revolving commitment under the senior revolver by $20.0 million, on terms identical to those applicable to the existing senior revolver. The aggregate amount of the revolving commitment under the senior revolver as of June 30, 2015 was $120.0 million. As of June 30, 2015 and September 30, 2014, we had no borrowings under the senior revolver and $48.4 million and $44.3 million, respectively, of letters of credit issued under the institutional letter of credit facility. As of June 30, 2015, $0.9 million of letters of credit were issued under the senior revolver.

Senior Notes
On October 17, 2014, NMHI redeemed $162.0 million in aggregate principal amount of the outstanding senior notes using proceeds of the Company’s initial public offering at a redemption price of 106.25% plus accrued and unpaid interest thereon to, but not including, the date of redemption. As a result of this redemption, the Company expensed deferred financing fees of $0.8 million, original issue discount of $3.4 million, and the call premium of $10.1 million resulting in $14.3 million of expense reflected in extinguishment of debt in the statement of operations for the nine months ended June 30, 2015.
On March 4, 2015, NMHI paid $51.9 million to redeem the remaining $50.0 million in aggregate principal of senior notes plus accrued interest of $0.3 million using the net proceeds from the Incremental Amendment. In accordance with the provisions of the indenture governing the senior notes, the amount paid included an associated call premium of $1.6 million. As a result of this redemption, the Company expensed deferred financing fees of $0.9 million, original issue discount of $0.2 million, and the call premium of $1.6 million resulting in $2.7 million of expense reflected in extinguishment of debt in the statement of operations for the nine months ended June 30, 2015. As of June 30, 2015, NMHI had no senior notes outstanding.
Covenants
The senior credit agreement contains negative financial and non-financial covenants, including, among other things, limitations on the ability of NMHI and its restricted subsidiaries to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. NMHI was in compliance with these covenants as of June 30, 2015 and September 30, 2014.
In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI’s usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of June 30, 2015 or September 30, 2014 as NMHI’s usage of the senior revolver did not exceed the threshold for that quarter.
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets;

(iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. NMHI was in compliance with these covenants as of June 30, 2015 and September 30, 2014. If NMHI withdraws any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, NMHI must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The senior credit agreement contains customary affirmative covenants and events of default.
Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of June 30, 2015:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Long-term debt obligations (1)	$799,031	$34,414	$67,828	$66,771	$630,018
Operating lease obligations (2)	245,906	57,786	89,306	49,763	49,051
Capital lease obligations	6,175	485	1,127	1,388	3,175
Purchase obligations (3)	8,179	4,733	3,338	108	—
Standby letters of credit	49,354	49,354	—	—	—
Contingent consideration obligations (4)	8,817	3,439	5,378	—	—
Total obligations and commitments	$1,117,462	$150,211	$166,977	$118,030	$682,244

(1)
Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at June 30, 2015. The interest payments do not reflect the projected impact of interest rate swap agreements. The principal and interest payments are due in quarterly installments through January 31, 2021. See Note 4 to our unaudited condensed consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.

(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)	Represents purchase obligations related to information technology services and maintenance contracts.

(4)
In connection with certain of our acquisitions, additional contingent consideration may become payable to the sellers upon the satisfaction of certain performance milestones. Amounts represent the estimated fair value of these obligations. For further information pertaining to our contingent consideration arrangements see Note 9 to our unaudited condensed consolidated financial statements included elsewhere herein.

Inflation
We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet transactions or interests.
Critical Accounting Policies
Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the nine months ended June 30, 2015 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended September 30, 2014, which were included in our Annual Report on Form 10-K for the year ended September 30, 2014.
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
As of June 30, 2015, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of June 30, 2015.

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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan and the senior revolver, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.25%, at our option. A 1% increase in the interest rate on our floating rate debt as of June 30, 2015 would have increased cash interest expense on the floating rate debt by approximately $6.6 million per annum, without giving effect to the interest rate swap agreement discussed below.
To reduce the interest rate exposure related to our variable debt, NMHI entered into two interest rate swaps in an aggregate notional amount of $375.0 million, effective on January 20, 2015.

Item 4.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and President (principal executive officer) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
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

Except for the enhancements to the design of our internal controls, during the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2014, except as follows. We are supplementing our risk factor entitled “The nature of our operations subjects us to substantial claims, litigation and governmental proceedings” to include the following disclosure:

On April 24, 2015, the United States Senate Finance Committee (the “SFC”) sent a letter to the governor of every state requesting information regarding the state’s administration of its foster care system and, in particular, the role of privatized foster care involving both not-for-profit and for-profit agencies. On June 17, 2015, the SFC sent a letter to us requesting extensive information regarding our foster care services. We have been working diligently to respond to the SFC’s request for information in a timely manner. We currently provide privatized foster care in 13 states. We anticipate that upon completion of our previously announced strategic review and divestiture of our ARY service line in five states, we will provide foster care in eight states. At this juncture, we cannot predict the scope, duration or outcome of the SFC’s review.

We are supplementing our risk factor entitled "Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations or increased unionization activities" to include the following disclosure:

On July 6, 2015, the Department of Labor announced a proposed rule that significantly raised the minimum salary required to classify an employee as exempt. The proposed rule would raise the current base salary minimum to be exempt from overtime pay for all hours worked over 40 hours in a designated workweek from $23,660 ($455 per week) to $50,440 ($970 per week) in 2016, with yearly adjustments tied to a designated index thereafter. Comments to the proposed rule are due by September 4, 2015. If the final rule provides that the minimum salary level applies to administrative, professional, and executive exempt employees, we are likely to incur additional labor costs in the form of increased salaries, overtime pay for previously exempt employees, and additional hires to minimize overtime exposure.

Item 2.	Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities
No unregistered equity securities of the Company or of its parent, NMH Investment, LLC (“NMH Investment”), were sold during the three months ended June 30, 2015.
No units of common equity of NMH Investment were issued during the quarter ended June 30, 2015 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended.
Repurchases of Equity Securities
No equity securities of the Company were repurchased during the three months ended June 30, 2015.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

August 12, 2015	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files