Form 10-K
period 2015-09-30
Civitas Solutions, Inc.
filed 2015-12-10
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
Form 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER: 001-36623
_____________________________________________
CIVITAS SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
 _____________________________________________

Delaware	65-1309110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

313 Congress Street, 6th Floor Boston, Massachusetts 02210	(617) 790-4800
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None.
 __________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $245,000,000.
As of November 30, 2015, there were 37,095,034 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement for use in connection with its 2016 Annual Meeting of Stockholders, to be filed no later than 120 days after September 30, 2015 are incorporated by reference to Part III of this report.

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

The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is not possible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K as well as the following:

•	reductions or changes in Medicaid or other funding or changes in budgetary priorities by federal, state and local governments;

•	substantial claims, litigation and governmental proceedings;

•	reductions in reimbursement rates, policies or payment practices by our payors;

•	an increase in labor costs or labor-related liability;

•	matters involving employees that expose us to potential liability;

•	our substantial amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•	our history of losses;

•	our ability to maintain effective internal controls;

•	our ability to comply with complicated billing and collection rules and regulations;

•	failure to comply with reimbursement procedures and collect accounts receivable;

•	changes in economic conditions;

•
an increase in our self-insured retentions and changes in the insurance market for professional and general liability, workers’ compensation and automobile liability and our claims history and our ability to obtain coverage at reasonable rates;

•	an increase in workers’ compensation related liability;

•	our ability to control labor costs, including healthcare costs imposed by the Patient Protection and Affordable Care Act;

•	our ability to attract and retain experienced personnel;

•	our ability to establish and maintain relationships with government agencies and advocacy groups;

•	negative publicity or changes in public perception of our services;

•	our ability to maintain our status as a licensed service provider in certain jurisdictions;

•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts or acquire new licenses;

•	our ability to successfully integrate acquired businesses;

•	our inability to successfully expand into adjacent markets;

•	government regulations, changes in government regulations and our ability to comply with such regulations;

•	increased competition;

•	decrease in popularity of home- and community-based human services among our targeted client populations and/or state and local governments;

•	our susceptibility to any reduction in budget appropriations for our services in Minnesota or any other adverse developments in that state;

•	our ability to operate our business due to constraints imposed by covenants in our senior credit agreement;

•	our ability to retain the continued services of certain members of our management team;

•	our ability to manage and integrate key administrative functions;

•	failure of our information systems or failure to upgrade our information systems when required;

•	information technology failure, inadequacy, interruption or security failure;

•	write-offs of goodwill or other intangible assets; and

•	natural disasters or public health catastrophes.
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
Company Overview
In this section “Civitas”, “we”, “us”, the “Company” and “our” refer to Civitas Solutions, Inc. (formerly known as NMH Holdings, Inc.) and its consolidated subsidiaries. Throughout this Annual Report on Form 10-K we use the term “must serve” to describe the people we serve. We consider “must-serve individuals” to be those that public policy has recognized a responsibility to care for because they are highly vulnerable by virtue of a condition acquired at birth or after birth, or their status as a minor, or as elders, and have special needs and/or disabilities such that they need to be supported or cared for in the daily activities of living.
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. These populations are large, growing and increasingly being served in home- and community-based settings such as those we provide. Our clinicians and caregivers develop customized service plans, delivered in non-institutional settings, designed to address a broad range of often life-long conditions and to enable those we serve to thrive in less restrictive settings. We believe we offer a powerful value proposition to government and non-public payors, referral sources and individuals and families by providing innovative, high-quality and cost-effective services that enable greater client independence, skill building and community involvement.

Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”) and elders in need of day health services to support their independence, or adult day health (“ADH”). As of September 30, 2015, we operated in 35 states, serving approximately 12,400 clients in residential settings and more than 17,000 clients in non-residential settings. We have a diverse group of hundreds of public payors that fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors for our services for acquired brain injury and other catastrophic injuries and illnesses.
Our core strength is providing a continuum of residential, day and vocational programs, and periodic services to support diverse populations with disabilities and special needs. We currently offer our services through a variety of models, including (i) neighborhood group homes, most of which are residences for six or fewer individuals, (ii) host homes, or the “Mentor” model, in which a client lives in the private home of a licensed caregiver, (iii) in-home settings, within which we support clients’ independent living or provide therapeutic services, (iv) specialized community facilities to support individuals with more complex medical, physical and behavioral challenges, and (v) non-residential care, consisting primarily of day and vocational programs and periodic services that are provided outside the client’s home. As of September 30, 2015, our services were provided by approximately 22,300 full-time equivalent employees, as well as more than 4,800 independently-contracted host home caregivers.
Although we have announced the closure of the ARY businesses in certain states, the numbers above include the clients, employees and host home caregivers because the divestitures had not yet been completed as of September 30, 2015.
The Company
Civitas Solutions, Inc. is the parent and public reporting entity of a consolidated group of subsidiaries that market their services under The MENTOR Network tradename. Prior to October 1, 2015, Civitas Solutions, Inc. was a subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. See “Our Sponsor” below. Approximately 53% of the Common Stock of Civitas Solutions, Inc. is owned by Vestar. Our common stock is listed on the New York Stock Exchange under the ticker symbol CIVI .
Description of Services by Segment
We have two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services (“SRS”).
We do not derive any revenues from countries outside the United States.

Human Services
Our Human Services segment provides home- and community-based human services to individuals with intellectual and/or developmental disabilities, youth with emotional, behavioral and/or medically complex challenges, or at-risk youth, and elders. Our Human Services segment represented approximately 80.7% of our net revenue in fiscal 2015.
Delivery of services to individuals with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care. We provide services to these clients through small group homes, Intermediate Care Facilities for Individuals with Intellectual and/or Developmental Disabilities (“ICFs-I/DD”), host homes, in-home settings and non-residential settings. We operate approximately 1,300 group homes and 150 ICFs-I/DD. As of September 30, 2015, we provided I/DD services to approximately 16,900 clients in 22 states. In fiscal 2015, our I/DD services generated net revenue of $891.9 million, representing 65.2% of our net revenue. We receive substantially all our revenue for I/DD services from a diverse group of state and local governmental payors.
Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs. Our individualized approach allows us to work with an ever-changing client population that is diverse demographically as well as in type and severity of condition. We provide services to these clients through host homes, group homes, educational settings, in their family homes and in other non-residential settings. As of September 30, 2015, we provided ARY services to more than 9,400 children, adolescents and their families in 13 states. In fiscal 2015, our ARY services generated net revenue of $191.5 million, representing 14.0% of our net revenue. As previously disclosed, we have decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. The net revenue generated and clients served during fiscal 2015 of $48.2 million and approximately 3,900 individuals, respectively, are included in our ARY results for fiscal 2015. We receive substantially all our revenue for ARY services from a diverse group of state and local governmental payors.
Our newest service line, ADH, delivers elder services including case management, nursing oversight, medication management, nutrition, daily living assistance, transportation, and therapeutic services. Our adult day health facilities provide outpatient, center-based services to approximately 1,400 adults in a group environment. In fiscal 2015, our ADH services generated net revenue of $19.7 million, representing 1.4% of our net revenue. We receive substantially all our revenue for ADH services from a diverse group of state and local governmental payors.
Post-Acute Specialty Rehabilitation Services
Our SRS segment delivers health care and community-based health and human services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. Our SRS segment represented approximately 19.3% of our net revenue in fiscal 2015.
Within our SRS segment, our NeuroRestorative business unit is focused on rehabilitation and transitional living services and our CareMeridian business unit is focused on the more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include: neurorehabilitation; neurobehavioral rehabilitation; specialized nursing; physical, occupational and speech therapies; supported living; outpatient treatment; and pre-vocational services. Our goal is to provide a continuum of care that allows our clients to achieve the highest level of function possible while enhancing their quality of life. We provide services to these clients primarily through specialized community facilities, small group homes, in-home and non-residential settings. As of September 30, 2015, our SRS operations provided services in 26 states and served approximately 1,700 clients nationally. In fiscal 2015, we received 55% of our SRS revenue from non-public payors, such as commercial insurers, workers’ compensation funds, managed care and other private payors and 45% from state, local and federal governmental payors.
For additional information on the Company’s segments, please see note 20 to the consolidated financial statements.
Industry Overview
We provide home- and community-based services to large populations of individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. These populations are must serve due to the nature of their disabilities, which in many cases are life-long and irreversible, or their status as children, adolescents, or elders. Within the broader health and human services market, we currently serve four primary populations:

•
I/DD. Based on reports prepared by Dr. David Braddock, public spending on I/DD services was estimated to be $61.5 billion in 2013, of which approximately 81% was spent to provide services in community settings of six or fewer beds, our target market, and for other non-institutional services, including supported living, supported employment and family assistance. In 2013, there were approximately 5.0 million individuals with an intellectual or developmental disability across the nation. Over the past two decades, the delivery of services to the I/DD population in supervised residential settings has grown significantly and, at the same time, there has been a shift from institutional settings to home- and community-based settings. Dr. Braddock is Associate Vice President of the University of Colorado (CU) System and Executive Director of the Coleman Institute for Cognitive Disabilities.

•
ABI. The market for post-acute care and rehabilitation for individuals with ABI, the largest of these populations, is approximately $10.0 billion annually, according to the Centers for Disease Control and Prevention (the “CDC”). According to the Brain Injury Association of America (“BIAA”), more than 3.5 million children and adults sustain a brain injury each year, many of which result in complex, life-long medical and/or behavioral issues that require specialized care. Approximately 5.3 million individuals in the United States are living with permanent disability as a result of an ABI. Many of these individuals are currently served in costly and often medically inappropriate care settings such as long-term acute care facilities and nursing homes. We expect that there will be a continuing shift in care delivery to more appropriate community-based settings such as those that we offer.

•
ARY. According to reports published by the organization Child Trends, an estimated $28.2 billion was spent in fiscal year 2012 on child welfare, including spending for residential and non-residential family support services such as those that we offer. Approximately 3.4 million referrals for abuse or neglect, which involved an estimated 6.3 million children, were investigated or assessed in the United States in federal fiscal year 2012. An estimated 653,000 children and adolescents were served by the foster care system in 2014. According to the Federal Department of Health and Human Services AFCARS data, there were more than 415,000 children and adolescents in foster care as of September 30, 2014. Of those individuals, approximately 200,000 are living in non-relative foster family homes, which includes the therapeutic foster care market, the primary market for our residential ARY services.

•
ADH. The ADH portion of the elder services market is an estimated $6.2 billion based on IBISWorld estimates for spending in 2010. IBISWorld forecasts growth to be at an annualized rate for ADH of 7% with revenue for this industry projected to reach $8.7 billion in 2018. We believe that there will be a growing demand for ADH services for several reasons, including that the population of adults 65 years of age and older is a growing demographic. According to the United States Census Bureau (“Census Bureau”), the population of individuals age 65 and older will reach 83.7 million by 2050, almost double the estimated population of 43.1 million in 2012. Moreover, states are increasingly looking for alternatives to more expensive models of home-based, residential and institutional care. The ADH market, like other markets in which we operate, is highly fragmented with opportunities for consolidation.

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
Leverage our Core Competencies to Drive Organic Growth.
We expect to capture the embedded growth opportunities resulting from organic growth initiatives and leverage our core competencies to further expand our presence in markets we currently serve and to further expand our geographic footprint in our existing service lines. During our 35-year history, we have developed and refined a core set of competencies through our experience developing customized service plans for complex cases and supporting our operations with expertise in areas such as risk management, compliance and quality assurance.
Pursue Opportunistic Acquisitions.
As a leading provider in our markets with national scale and a proven track record of quality care, we are well positioned as an acquiror of choice for small operators in a highly-fragmented industry. This dynamic leads to a number of attractive tuck-in acquisition opportunities that can drive returns. We continue to maintain a robust acquisition pipeline and deploy capital in a disciplined and opportunistic manner to pursue acquisitions.
We intend to continue to pursue acquisitions that are consistent with our mission and complement our existing operations. We have invested in a team dedicated to mergers and acquisitions, as well as the infrastructure and formalized processes to enable us to pursue acquisition opportunities and to integrate them into our business. We monitor the market nationally for businesses that we can acquire at attractive prices and efficiently integrate with our existing operations. From the beginning of fiscal 2009 through September 30, 2015, we have successfully acquired 50 companies, at an aggregate purchase price of approximately $211.2 million.
Continue to Invest in our New Start Programs.
A key driver of growth has been our new start programs that have historically generated attractive returns on our investments. Our demonstrated ability to quickly launch new start programs positions us well to meet new sources of market demand. New starts, which typically turn profitable within 18-24 months, require modest investments, consisting of operating losses and capital expenditures. Our investment of approximately $8.1 million in new starts between fiscal 2007 and fiscal 2010 generated net revenues and operating income of approximately $72.0 million and $17.9 million, respectively, in fiscal 2015. We have made a number of recent investments that we believe will continue to drive near term growth as they reach maturity. In 2011, we increased our level of new start investment, expanding it from an average of $3.1 million in fiscal 2009 and fiscal 2010 to an average of more than $7.0 million in fiscal 2012 through 2015. Our investment of $16.3 million in new starts between fiscal 2012 and 2013 generated net revenues and operating income of approximately $74.6 million and $11.0 million, respectively, in fiscal 2015. We intend to continue to aggressively pursue new start opportunities with attractive rates of return.
Expand our SRS Platform.
We intend to leverage our scale and leadership position to continue to expand our SRS platform through continued organic growth in new and existing markets, as well as through opportunistic acquisitions. We are the only provider with a national platform dedicated to providing post-acute care for individuals with brain injuries or other catastrophic injuries and illnesses, and thus we believe we are the leader serving this market. We have more than doubled the size and contribution of our SRS segment since fiscal 2010, achieving a 14.0% compound annual growth rate in net revenue over that period. Furthermore, our SRS business is funded by a highly attractive payor mix, with 55% of net revenues in fiscal 2015 derived from commercial insurers and other private entities.
Pursue Opportunities in Adjacent Markets and Complementary Service Lines that Diversify our Service Offerings.
We have a proven track record of developing new service areas, as evidenced by the growth of our SRS segment, and we intend to leverage our core competencies and relationships with state agencies to pursue opportunities in adjacent markets, particularly the $6.2 billion market for ADH, which we entered in 2014 with the acquisition of the Mass Adult Day Health Alliance. Since completing this acquisition, we have opened two additional ADH centers in Massachusetts and are evaluating opportunities to expand this service both organically and through potential acquisitions in Massachusetts and several other states. In the future, we may explore additional opportunities to leverage our periodic, day and residential service models to support individuals in the broader elder care market as well as other adjacent markets, such as those serving youth with autism and individuals with mental health issues.
Customers and Contracts
Our customers that pay us to provide services to our clients, are governmental agencies, non-public payors and not-for-profit organizations. Our I/DD and ARY services, as well as a significant portion of our SRS services, are delivered pursuant to contracts with various governmental agencies, such as state departments of developmental disabilities, juvenile justice, child welfare and the Federal Veterans Health Administration. Such contracts may be issued at the county or state level, depending upon the structure of the service system of the state in question. In addition, a majority of our SRS revenue is derived from contracts with commercial insurers, workers’ compensation carriers and other non-public payors.
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
During both fiscal 2015 and 2014, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, West Virginia, Florida and New Jersey, our five largest revenue-generating states, comprised 39% and 40% of our net revenue, respectively. Revenue from our contracts with state and local governmental payors in the State of Minnesota, our largest state, accounted for 15% and 14% of our net revenue in each of fiscal 2015 and 2014, respectively.
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
We use equally rigorous methods to identify and contract with independent contractor providers (host home providers), whether in an adult host home or foster care environment. In addition to pre-service and in-service orientation to familiarize the host home providers to the specifics of our model and expectations, the contracted host home providers in our ARY business receive a detailed briefing tailored to the individualized needs of the individual or child placed in their home. Prior to any placements being made, we conduct a home study to evaluate the appropriateness of any placement and conduct interviews and criminal background checks on adult members residing in the host home provider household. The services provided by host home providers are evaluated for contractual compliance by our case manager or coordinator according to standards set by licensing and regulatory agencies as well as our own quality standards. While host home providers can provide services independently, they have access to emergency telephone triage and on-site crisis intervention, if necessary. Host home providers also avail themselves of support groups, whether independent or offered at the program office.
Employees and Independent Contractors
As of September 30, 2015, we had approximately 22,300 full-time equivalent employees and more than 4,800 independent contractors. Although our employees are generally not unionized, we have one business in New Jersey with 35 employees who are represented by a labor union. We consider our employee relations to be good.
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
To further distinguish ourselves in both segments, we have established a comprehensive presence at both the national and local level through a robust online presence, including social media. Additionally, through our government relations and business development activities, we believe we have successfully positioned ourselves to anticipate and meet the needs of our public partners.
Competition
I/DD
The I/DD market is highly fragmented, with both not-for-profit and for-profit providers ranging in size from small, local agencies to large, national organizations. We and the other leading national provider account for less than 5% of services by revenue in the I/DD market. Although state and local governments continue to supply a small percentage of services, the majority of services are provided by the private sector. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of the not-for-profit companies are affiliated with advocacy groups such as community mental health and religious organizations.
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

ADH

The ADH market in the United States is highly fragmented, with approximately 3,700 providers operating 4,800 centers according to IBISWorld and the National Center on Health Statistics. The majority of providers are relatively small companies, and only 33% of these providers have two or more locations according to a 2010 MetLife study. In 2014, the National Center on Health Statistics reported that in 2012, for-profit providers served nearly one-half, or 47%, of the nearly 275,000 individuals who received this service.
Regulatory Framework
We must comply with comprehensive government regulation of our business, including federal, state and local statutes, regulations and policies governing the licensing of services, the quality of service, the revenues received for services, and reimbursement for the cost of services. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations.
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
Funding. Federal and state funding for our services is subject to frequent statutory and regulatory changes, contracting and managed care initiatives, level of care assessments, court orders, rate setting and state budgetary considerations, all of which may materially increase or decrease reimbursement for our services. We actively participate in local and national legislative initiatives that seek to impact funding and regulation of our services. We derive revenues for our I/DD and ARY services and a significant portion of our SRS services from Medicaid programs.
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
From time to time we receive notices from regulatory inspectors that, in their opinion, there are deficiencies resulting from a failure to comply with various regulatory requirements. We review such notices and take corrective action as appropriate. In most cases we and the reviewing agency agree upon the steps to be taken to address the deficiency and, from time to time, we or one or more of our subsidiaries may enter into agreements with regulatory agencies requiring us to take certain corrective action in order to maintain our licenses or certification. Serious or repeat deficiencies, or failure to comply with any regulatory agreements, may result in the assessment of fines or penalties, referral holds, payment suspensions and/or decertification or de-licensure actions by various federal or state regulatory agencies.
We deliver services and support under a number of different funding and program provisions. Our most significant sources of funding for our I/DD services are HCBS Waiver programs, Medicaid programs for which eligibility is based on a set of criteria (typically disability or age) established by the state and approved by the federal government. There is no uniformity among states and/or regulations governing our delivery of waivered services to individuals. Each state where we deliver services operates under a plan submitted by the state to Centers for Medicare and Medicaid Services (“CMS”) which authorizes the state to use Medicaid funds in non-institutional settings using federal financial participation (“FPP”). Typically the state writes state specific regulations governing providers and services provided under the state waiver program. Consequently, there is no uniform method of describing or predicting the content or impact of regulations across states where we deliver HCBS Waiver services. In addition, our ICFs-I/DD are governed by federal regulations, and may also be subject to individual state rules that vary widely in application and content. Federal regulations require that in order to maintain Medicaid certification as an ICF-I/DD, the facility is subject to annual on-site survey (a federal rule and process implemented by state agencies), the results of which provide or deny the certification necessary to bill Medicaid for services in the facility. Failure to successfully pass this inspection and remedy all defects or conditions cited may result in a finding of immediate jeopardy or other serious sanction and, ultimately, may cause a loss of both certification and funding for that particular facility.
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
The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”) were signed into law in March 2010 and represent significant changes to the U.S. healthcare system. The legislation is far-reaching and it is intended to expand access to health insurance coverage over time. The legislation includes requirements that most individuals obtain health insurance coverage beginning in 2014 and that most employers offer coverage meeting certain requirements to their employees or they will be required to pay a financial penalty beginning in 2015. We do not expect this potential penalty to have a significant impact on our fiscal 2016 financial results.
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
A Compliance Officer (vice president level position) oversees our compliance program and reports to our Chief Legal Officer, a management compliance committee, the board’s quality and risk management committee and the board’s audit committee, as applicable. The program activities are reported regularly to the management compliance committee which includes the CEO, CFO, as well as HR, legal and quality assurance leaders. In addition, the program activities are periodically reported at the board level.
Seasonality
In general, our financial performance is not significantly impacted by fluctuations from seasonality.
Our Sponsor
Vestar, our principal stockholder, is a leading U.S. middle market private equity firm specializing in management buyouts and growth capital investments. Vestar’s investment in the Company was funded by Vestar Capital Partners V, L.P., a $3.7 billion fund which closed in 2005, and affiliates.
Since the firm’s founding in 1988, Vestar funds have completed more than 70 investments in companies with a total value of more than $40.0 billion. These companies have varied in size and geography and span a broad range of industries including healthcare, an area in which Vestar’s principals have had meaningful experience. Vestar currently manages funds with approximately $5.0 billion of assets and has offices in New York, Denver and Boston.

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
We currently derive approximately 89% of our revenue from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal and state health insurance program through which state expenditures are matched by federal funds typically ranging from 50% to approximately 75% of total costs, a number based largely on a state’s per capita income. Our revenue, therefore, is largely determined by the level of federal, state and local governmental spending for the services we provide.
Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. Previously, the Joint Select Committee on Deficit Reduction’s failure to meet the deadline imposed by the Budget Control Act of 2011 triggered automatic across-the-board cuts to discretionary funding, including a 2% reduction to Medicare, which went into effect April 1, 2013, but specifically exempted Medicaid payments to states. While this development did not reduce federal Medicaid funding, reductions in other federal payments to states will put additional stress on state budgets, with the potential to negatively impact the ability of states to provide the state Medicaid matching funds necessary to maintain or increase the federal financial contribution to the program. Negotiations in recent years regarding deficit reduction efforts have been contentious and resulted in a 16-day government shutdown in October 2013. While Medicaid payments were not affected during this period, the potential of longer shutdowns in the future if new negotiations regarding the federal budget and/or the federal debt ceiling fail to produce a resolution could cause disruptions in Medicaid support and payments to states. In addition, the federal government may choose to adopt alternative proposals to reduce the federal budget deficit. These alternative reductions could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by Congress, particularly those included in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Patient Protection and Affordable Care Act”), that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.
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
Professional and general liability expense totaled 0.8%, 0.8% and 1.0% of our gross revenue for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. We incurred professional and general liability expenses of $10.5 million, $10.9 million, and $12.1 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. For more information, see “—Our financial results could be adversely affected if claims against us are successful, to the extent we must make payments under our self-insured retentions, or if such claims are not covered by our applicable insurance or if the costs of our insurance coverage increase.” Increased costs of insurance and claims have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing the occurrence of claims. Although insurance premiums did not increase in fiscal 2014 and 2015, they have increased in prior years and may increase in the future.
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

On April 24, 2015, the United States Senate Finance Committee (the “SFC”) sent a letter to the governor of every state requesting information regarding the state’s administration of its foster care system and, in particular, the role of privatized foster care involving both not-for-profit and for-profit agencies. On June 17, 2015, the SFC sent a letter to us requesting extensive information regarding our foster care services. Following the June 17, 2015 letter we have received additional requests for further information regarding our foster care services from the SFC. We have been working diligently to respond to the SFC’s requests for information in a timely manner. It is both costly and time consuming for us to comply with these inquiries. On December 1, 2015, we completed the sale of our foster care services in North Carolina and expect that by December 31, 2015 we will have substantially completed the transition of all foster care services provided under our at-risk youth service line in Florida, Indiana, Louisiana, and Texas. We anticipate that upon completion of our previously announced divestiture of our ARY service line in these states, we will provide foster care in eight states. At this juncture, we cannot predict the scope, duration or outcome of the SFC’s review. It is possible that the inquiries could result in negative publicly or other negative action that could harm our reputation.
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
Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 11.4% of our revenue is derived from contracts based on a retrospective cost reimbursement model, whereby we are required to maintain a certain cost structure in order to realize the specified rate. For such programs, if our costs are less than the required amount, we are required to return a portion of the revenue to the payor. Some of our programs are also subject to prospective rate adjustments based on current spending levels. For such programs, we could experience reduced rates in the future if our current spending is not sufficient. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected.
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
Although our employees are generally not unionized, we acquired one business in New Jersey in 2010 that currently has approximately 35 employees who are represented by a labor union. From time to time, we experience attempts to unionize certain of our non-union employees. Recently, the National Labor Relations Board (“NLRB”) issued a final rule that took effect April 14, 2015, that significantly reduces the maximum number of days to hold a union election. This reduction in the open election period may limit the Company’s ability to adequately inform employees regarding the risks associated with unionization. Future unionization activities could result in an increase of our labor and other costs. If any employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
We expect increases in payroll expenses as a result of recent state and federal policy initiatives to increase the minimum wage. Although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future.

On July 6, 2015, the Department of Labor announced a proposed rule that significantly raised the minimum salary required to classify an employee as exempt. The proposed rule would raise the current base salary minimum to be exempt from overtime pay for all hours worked over 40 hours in a designated workweek from $23,660 ($455 per week) to $50,440 ($970 per week) in 2016, with yearly adjustments tied to a designated index thereafter. Comments to the proposed rule were due on September 4, 2015. If the final rule adopts the minimum salary level for administrative, professional, and executive exempt employees, we are likely to incur additional labor costs in the form of increased salaries, overtime pay for previously exempt employees and additional hires to minimize overtime exposure.
The potential losses that may be incurred as a result of any violation of or change in employment laws are difficult to quantify, but they could be material.
Our level of indebtedness could adversely affect our liquidity and ability to raise additional capital to fund our operations, and it could limit our ability to invest in our growth initiatives or react to changes in the economy or our industry.
We have a significant amount of indebtedness and substantial leverage. As of September 30, 2015, we had total indebtedness, excluding capital lease obligations, of $644.1 million (after giving effect to $1.5 million of original issue discount on the term loan) and an ability to borrow up to an additional $119.1 million under our revolving credit facility. Borrowings under the senior secured credit facilities bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We expect to continue to make new investments in our growth that may reduce liquidity, and we may need to increase our indebtedness in the future.
Our substantial degree of leverage could have important consequences, including the following:

•	it may curtail our acquisitions program and may limit our ability to invest in our infrastructure and in growth opportunities;

•	it may diminish our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements and general corporate or other purposes;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our indebtedness and contractual and commercial commitments;

•
a significant portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, future business opportunities and acquisitions and capital expenditures;

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
Subject to restrictions in the senior credit agreement, we may be able to incur more debt in the future, which may intensify the risks described in this risk factor. All of the borrowings under our senior secured credit facilities are secured by substantially all of the assets of the National Mentor Holdings, Inc. (“NMHI”) and its subsidiaries.
In addition to our significant amount of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the fiscal year ended September 30, 2015 our aggregate rental expense for these leases was $65.1 million. We expect this number will increase during fiscal 2016 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.
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
Due in large part to our high levels of indebtedness, we have had a history of losses. For the years ended September 30, 2014 and 2013, we generated net losses of $22.8 million and $18.3 million, respectively. Although we generated net income of $3.1 million for the year ended September 30, 2015 and have decreased our interest payments by repaying all of our senior notes and refinancing our senior secured credit facilities, we could report losses in the future. Other factors may cause us to report losses in the future, including reductions in funding for our services, reductions in reimbursement rates, increases in our costs, increased competition and other factors described elsewhere under this “Item 1A, Risk Factors”.
We have identified a material weakness in our internal control over financial reporting, and if we are unable to maintain effective internal control over financial reporting, investors could lose confidence in our financial statements, which could have a material adverse effect on our business and our stock price.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of our internal controls over financial reporting. As disclosed in Item 9A of this report, we have identified a material weakness as of September 30, 2015 in our internal control over financial reporting because we did not maintain effective controls over information technology. Our management team has taken action to begin remediating this material weakness, but we cannot be certain when the remediation will be completed. If we fail to fully remediate the material weakness or fail to maintain effective internal controls, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements or cause our stock price to decline. In future periods, we may identify additional deficiencies in our system of internal controls over financial reporting that may require remediation. The generally decentralized nature of our operations and manual nature of many of our controls increases our risk of control deficiencies. In addition, future acquisitions may present challenges in implementing appropriate internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

State and local government payors with which we have contracts have complicated billing and collection rules and regulations, and if we fail to meet such requirements, our business could be materially impacted.
We derive approximately 89% of our revenue from contracts with state and local government agencies, and a substantial portion of this revenue is state-funded with federal Medicaid matching dollars. In billing for our services to third-party payors, we must follow complex documentation, coding and billing rules and there can be delays before we receive payment. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicaid programs, which could materially harm us. Specifically, failure to follow these rules could result in potential criminal or civil liability under the False Claims Act and various federal and state criminal healthcare fraud statutes, under which extensive financial penalties and exclusion from participation in federal healthcare programs can be imposed.
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

The International Statistical Classification of Diseases and Related Health Problems is a medical classification list created by the World Health Organization (WHO). It contains codes for diagnoses, which are used to bill Medicaid and Medicare for services. The tenth revision of the list, ICD-10, went into effect on October 1, 2015, and, as a result, all providers must use the updated codes for billing. At this juncture we do not have sufficient experience to determine if we are adequately prepared for ICD-10. If we have not adequately prepared for ICD-10, it could result in the potential for rejected billing. In addition, payor readiness presents a risk, as payments could be delayed if payors’ systems are not updated and billing is rejected.
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
Our government payors rely on tax revenue to pay for our services. In the wake of the last economic recession that began in 2008, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. Furthermore, even after six years of economic improvement, state tax revenue is only 5% above prerecession levels, after adjusting for inflation. If the economy were to contract into a recession again, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. In 2011, Standard & Poor’s downgraded the Federal government’s credit rating and additional downgrades are possible in the future. In October 2013, Fitch Ratings placed the Federal government’s credit rating on negative watch. If the credit rating of the federal government is downgraded again, it is possible there will be related downgrades of state credit ratings as well. If this or unrelated state downgrades occur, this could make it more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.
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
The Patient Protection and Affordable Care Act imposed new mandates on employers and individuals. The mandate requiring all individuals to enroll in a health insurance plan deemed credible became effective on January 1, 2014, but the implementation of the requirement that all employers with 50 or more full-time employees provide to employees health insurance deemed credible or pay a penalty became effective on January 1, 2015. Despite the delayed implementation of the employer mandate, we redesigned our health benefits for calendar year 2014 to offer employees health coverage that meets the requirements of the Patient Protection and Affordable Care Act. We are now in just our second year of experience with our new plans. Depending upon claims experience or enrollment changes in our new plans, our cost for employee health insurance could materially increase. Moreover, if the coverage we are offering isn’t competitive with the health insurance benefits our employees could receive at other employers, we may become less attractive as an employer and it may become more difficult for us to compete for qualified employees.
We face substantial competition in attracting and retaining experienced personnel, and we may be unable to maintain or grow our business if we cannot attract and retain qualified employees.
Our success depends to a significant degree on our ability to attract and retain qualified and experienced human service and other professionals, who possess the skills and experience necessary to deliver quality services to our clients and manage our operations. We face competition for certain categories of our employees, particularly direct service professionals and managers. Contractual requirements and client needs determine the number, as well as the education and experience levels, of health and human service professionals we hire. We face substantial turnover among our direct service professionals. Also, due to the nature of the services we provide, our working conditions require additional sensitivities and skills relative to traditional medical care environments. Our ability to attract and retain employees with the requisite credentials, experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits, working conditions and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.
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
We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and local government has its own regulations, which can be complicated. Additionally, each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations is cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including the:

•	failure by our direct care staff or host-home providers to properly care for clients;

•	failure to submit proper documentation to the applicable government agency, including documentation supporting reimbursements for costs;

•	failure by our programs to abide by the applicable laws and regulations relating to the provision of health and human services; and the

•	failure of our facilities to comply with the applicable building, health and safety codes and ordinances.
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
We spend a significant amount on growth initiatives, especially new starts. These investments have had a negative effect on our operating margin, and we may not realize the anticipated benefits of the spending as soon as we expect to or at any point in the future. If we target the wrong areas, or fail to identify the evolving needs of our payors by responding with service offerings that meet their fiscal and programmatic requirements, we may not realize the anticipated benefits of our investments and the results of our operations may suffer.
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
Our growth strategy depends on pursuing opportunities in adjacent markets, and we may not be successful in adapting our service models to markets or service lines in which we have little or no prior experience. We recently expanded into the ADH services market. In the future, we may explore other adjacent markets, such as services to youth with autism and individuals with mental health issues, which would expose us to additional operational, regulatory and legal risks. Serving other populations may require compliance with additional federal and state laws and regulations which may differ from the laws and regulations that apply to the populations we currently serve. Compliance with new laws and regulations may result in unanticipated expenses or liabilities. Programs we open in adjacent markets may also take longer to reach expected revenue and profit levels on a consistent basis and may have higher occupancy or operating costs than programs in our existing markets, which may affect our overall profitability. Adjacent markets may have different payors, referral sources, staffing requirements, client preferences and competitive conditions. We may find it more difficult to hire, motivate and keep qualified direct care workers and other employees in these adjacent markets. We may need to augment our staffing to meet regulatory requirements, and the overall cost of labor may be higher. As a result, we may not be successful in diversifying the populations we serve, and we may fail to capture market share in adjacent markets. If any steps taken to expand our existing business into adjacent markets are unsuccessful, we may not be able to achieve our growth strategy and our business, financial condition or results of operations could be adversely affected.
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
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) and other federal and state data privacy and security laws govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of health information within our company and with third parties, including, among other things, the adoption of administrative, physical and technical safeguards to protect such information. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. While we have taken steps to comply with applicable health information privacy and security requirements to which we are aware that we are subject to, if we do not comply with existing or new federal or state laws and regulations related to patient health information, we could be subject to criminal or civil sanctions and any resulting liability could adversely affect our operations. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our operations.
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
On March 17, 2014, a federal regulation governing home- and community-based services became effective. The rule establishes eligibility requirements for Medicaid home and community-based services provided under the “waiver” program. The waiver program allows the states to furnish an array of home- and community-based services and avoid institutional care. Under the new rule, home- and community-based settings must be integrated in and support full access to the greater community, be selected by the individual from different setting options, ensure individual rights of privacy, and optimize autonomy and independence in making life choices. The rule includes additional requirements for provider-owned or controlled home and community-based residential settings, including that the individual has a lease or other legally enforceable agreement, and standards related to the individual’s privacy, control over schedule and visitors, and physical accessibility of the setting. At this juncture it is unclear how individual states will seek to implement this newly adopted regulation. The rule presents some implementation challenges, as some of the broad requirements may conflict with the needs and/or precautions that we must take for some of the individuals that we serve. It is unclear how each state will seek to address this potential conflict, and the impact and costs of implementation and compliance with this regulation are currently unknown. States have the option to request a variation or delay of compliance with the federal standards for as long as five years from the effective date. Moreover, each state Medicaid agency may interpret and submit different requests and extension timelines.
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
Our growth depends on the continuation of trends in our industry toward providing services to individuals in smaller, community-based settings and increasing the percentage of individuals served by non-governmental providers. For example, during the course of much of the last decade, state governments increasingly adopted policies that emphasized greater family preservation and family reunification for at-risk youth, which reduced the demand for foster care services and required that we adapt our service offerings. The ARY market in several states has continued to be volatile and challenging, which has resulted in a strategic review by us and completed and planned divestitures of operations in six states serving ARY contracts. Shifts in public policy and, therefore, our future success, are subject to a variety of political, economic, social and legal pressures, all of which are beyond our control. A reversal in the downsizing and privatization trends could reduce the demand for our services, which could adversely affect our revenue and profitability.
We conduct a significant percentage of our operations in Minnesota and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.
For each of the fiscal years ended September 30, 2015, 2014, and 2013 15%, 14%, and 14% of our net revenue, respectively, was derived from contracts with government agencies in the State of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our revenues and possibly the loss of contracts. For example, our I/DD services in Minnesota were negatively impacted in 2009 and 2011 by rate cuts of 2.6% and 1.5%, respectively. We cannot assure you that we will not receive additional rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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
Covenants in our senior credit agreement impose several restrictions on our business.
The senior credit agreement contains various covenants that limit our ability to, among other things:

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
A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 54.6% and 48.5% of the total assets on our consolidated balance sheets as of September 30, 2015 and 2014, respectively. In connection with the decision to discontinue ARY services in the states of Florida, Louisiana, Illinois, Indiana, North Carolina and Texas, we incurred an impairment charge of $10.4 million in the year ended September 30, 2015 for intangible assets attributable to the business. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.
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

We are classified as a “controlled company” and, as a result, we qualify for, and rely on, certain exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the rules of the New York Stock Exchange, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including the requirements that:

•	a majority of the Board of Directors consists of independent directors;

•	nominating and corporate governance matters be decided solely by independent directors; and

•	employee and officer compensation matters be decided solely by independent directors.

We do currently rely on each of the above exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.

The market price for our common stock may be volatile. You may not be able to resell your shares at or above the public offering price, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control including the following:

•
changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

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

Vestar owns approximately 53% of our common stock. As a result, Vestar has the ability to control the outcome of matters submitted to a vote of stockholders. In addition, under the director nominating agreement that we entered into in connection with our IPO (the “Nominating Agreement”), affiliates of Vestar will have the right to nominate directors for election to our Board of Directors, and we will agree to support those nominees. Under certain circumstances, those nominees could constitute a majority of our Board of Directors even though affiliates of Vestar at the time owns less than a majority of our common stock, giving Vestar decision-making control over us. Matters over which Vestar may, directly or indirectly, exercise control include:

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of September 30, 2015, we had 37,093,237 shares of common stock outstanding. The shares of common stock sold in our initial public offering and secondary offering in 2015 are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be subject to the volume limits and other restrictions of Rule 144.

In addition, the 22,950,000 shares of our common stock distributed to the members of NMH Investment in the distribution of all of the shares of our common stock held by it to its existing members in accordance with their respective membership interests, as described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events” ("the Distribution") and not sold in the secondary offering were immediately saleable under Rule 144 under the Securities Act, except for any shares distributed in the Distribution to our directors, executive officers and other affiliates, which must be sold in accordance with the requirements of Rule 144 applicable to affiliates, including aggregation of sales by such persons in calculating the volume limits of Rule 144 for a period of six months following the Distribution.
As of November 30, 2015, all of the members of NMH Investment who received shares of common stock in the Distribution, who hold 22,950,000 shares, or approximately 62% of our common stock, have the right to require us to register such shares pursuant to the terms of a registration rights agreement between us and the holders of those shares.
In the future, we may also issue our securities in connection with acquisitions or investments. The amount of shares of our common stock issued in connection with an acquisition or investment could constitute a material portion of our then-outstanding shares of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Because we do not intend to pay cash dividends in the foreseeable future, you may not receive any return on investment unless you are able to sell your common stock for a price greater than your purchase price.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under our senior secured credit facilities, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

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
We have not received written comments from the Securities and Exchange Commission that remain unresolved.

Item 2.	Properties
Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2015, we provided services in 370 owned facilities and 1,556 leased facilities, as well as in homes owned by our Mentors. We also own three offices and lease 244 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by exercising options on leases or by finding alternative space.

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
See “Part I. Item 1A. Risk Factors” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Notes to Consolidated Financial Statements. Note 18. Other Commitments and Contingencies" for additional information.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the NYSE under the symbol “CIVI” on September 17, 2014. Prior to that, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported by the NYSE for each quarter in the year ended September 30, 2015 and the period from September 17, 2014 to September 30, 2014:

	High Sale Price	Low Sale Price
Fiscal 2015
Fourth Quarter	$27.85	$20.60
Third Quarter	$22.52	$17.78
Second Quarter	$21.12	$16.69
First Quarter	$17.50	$11.88

Fiscal 2014
Fourth Quarter (beginning September 17, 2014)	$17.19	$15.11
Stockholders
On November 30, 2015, there were 37,095,034 shares of our common stock outstanding, held by 78 stockholders of record, one of which was Cede & Co., which is the nominee of shares held through The Depository Trust Company. The number of beneficial owners is substantially greater than the number of owners of record because a significant portion of our common stock is held through brokerage firms.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock from September 17, 2014 through September 30, 2015 with the cumulative total return of the Russell 2000 Healthcare Index and the NYSE Composite. This graph assumes an investment of $100.00 in our common stock and in each of the indexes on September 17, 2014 and its relative performance is tracked through September 30, 2015. We paid no dividends on our common stock during the period covered by the graph. Measurement points are September 17, 2014 and the last trading day of each subsequent month end through September 30, 2015.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by Civitas under the Securities Act or the Exchange Act.

Dividends
We did not pay any cash dividends during fiscal 2015. During fiscal 2014 and 2013, we paid $110 thousand and $39 thousand, respectively, to NMH Investment to fund repurchases of equity units from employees upon or after their departure. We accounted for these repurchases as dividends to our former indirect parent, NMH Investment. We have paid no dividends on our common stock since the time of our initial public offering.

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

Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended September 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
7/1/2015 - 7/31/2015	9,206	$21.40
8/1/2015 - 8/31/2015	—	—
9/1/2015 - 9/30/2015	49,874	$26.41
(1) Our employees surrendered an aggregate of 59,080 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended September 30, 2015.

Unregistered Sales of Equity Securities
No unregistered equity securities of the Company were sold during fiscal 2015.

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data as of and for the years ended September 30, 2015, 2014, and 2013 from the historical consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K.
We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2012 and 2011 from the historical consolidated financial statements of the Company and the related notes not included in this Annual Report on Form 10-K, as adjusted for discontinued operations.
The selected information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes included elsewhere in this report.

	Year Ended September 30,
	2015	2014	2013	2012	2011

	(Amounts in thousands, except share and per share amounts)
Statements of Operations Data (1):
Net revenue	$1,366,946	$1,255,838	$1,182,509	$1,107,351	$1,048,949
Cost of revenue (exclusive of depreciation and amortization expense shown separately below)	1,059,364	983,043	921,618	861,691	811,765
Operating expenses:
General and administrative expenses	162,839	145,041	145,184	139,630	143,516
Depreciation and amortization	82,172	67,488	63,573	59,987	60,804
Total operating expense	245,011	212,529	208,757	199,617	204,320
Income from operations	62,571	60,266	52,134	46,043	32,864
Other income (expense):
Management fee of related party	28	(9,488)	(1,359)	(1,325)	(1,271)
Other income (expense), net	(1,325)	374	1,046	330	(97)
Extinguishment of debt	(17,058)	(14,699)	—	—	(23,684)
Interest expense	(37,455)	(69,349)	(78,075)	(79,445)	(67,511)
Income (loss) from continuing operations before income taxes	6,761	(32,896)	(26,254)	(34,397)	(59,699)
Expense (benefit) for income taxes	2,689	(11,463)	(9,942)	(19,883)	(19,884)
Income (loss) from continuing operations	4,072	(21,433)	(16,312)	(14,514)	(39,815)
(Loss) gain from discontinued operations, net of tax	(1,000)	(1,382)	(1,984)	245	(3,686)
Net income (loss)	$3,072	$(22,815)	$(18,296)	$(14,269)	$(43,501)
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$0.11	$(0.84)	$(0.65)	$(0.57)	$(1.58)
(Loss) gain from discontinued operations	(0.03)	(0.05)	(0.07)	—	(0.15)
Net income (loss)	$0.08	$(0.89)	$(0.72)	$(0.57)	$(1.73)
Weighted average number of common shares outstanding, basic	36,959,997	25,538,493	25,250,000	25,250,000	25,250,000
Weighted average number of common shares outstanding, diluted	37,088,632	25,538,493	25,250,000	25,250,000	25,250,000

Balance Sheet Data (at end of period):
Cash and cash equivalents (2)	$41,690	$196,147	$19,440	$125	$387
Working capital(3)	60,150	49,555	59,262	26,192	12,634
Total assets	1,063,184	1,027,954	1,021,269	1,045,880	1,011,360
Total debt(4)	651,643	815,509	803,464	799,895	784,124
Stockholders’ equity (deficit)	121,275	115,538	(46,515)	(29,391)	(16,917)
 _______________________

(1)
In April 2014, the FASB issued Accounting Standards Update No. 2014-08 which was adopted by the Company on October 1, 2014. The new standard, which was applied prospectively, is expected to significantly limit the classification of future disposals as discontinued operations. In fiscal 2015, we decided to discontinue ARY services in the states of Florida, Indiana, Louisiana, North Carolina and Texas. These businesses have not been classified as discontinued operations. Included in the results for fiscal 2015, 2014, and 2013 is net revenue of $48.2 million, $56.9 million, and $79.5 million, respectively, and income from operations of $5.4 million, $5.2 million, and $11.8 million, respectively, related to these businesses.

(2)
The cash and cash equivalent balance as of September 30, 2014 includes $172.1 million of cash that was used to redeem $162.0 million of our outstanding senior notes and pay the associated call premium on October 17, 2014.

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
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities ("I/DD"), individuals with catastrophic injuries and illnesses, particularly acquired brain injury ("ABI"), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth ("ARY") and elders in need of day health services to support their independence, or adult day health (“ADH”). As of September 30, 2015, we operated in 35 states, serving approximately 12,400 clients in residential settings and more than 17,000 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.
We have two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment. Through the Human Services Segment, we provide home- and community-based human services to adults and children with intellectual and developmental disabilities, to youth with emotional, behavioral and/or medically complex challenges and, beginning in the quarter ended September 30, 2014, to elders. The operations of the Human Services Segment have been organized by management into three business units based upon geography and clients served. These business units, which comprise three operating segments, have been aggregated based on the criteria set forth in the accounting standards. Through the SRS Segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two business units, NeuroRestorative and CareMeridian, based upon service type. These business units, which comprise two operating segments, have been aggregated based on the criteria set forth in the accounting standards. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker for the purpose of evaluating these results and making decisions regarding resource allocations.
Delivery of services to individuals with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care. Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs. Our newest service line, ADH, delivers elder services including case management, nursing oversight, medication management, nutrition, daily living assistance, transportation, and therapeutic services. Within our SRS segment, our NeuroRestorative business unit is focused on rehabilitation and transitional living services and our CareMeridian business unit is focused on the more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include: neurorehabilitation; neurobehavioral rehabilitation; specialized nursing; physical, occupational and speech therapies; supported living; outpatient treatment; and pre-vocational services.

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

Our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, although the population has stabilized in recent years. This decline has contributed to increased demand for periodic, non-residential services to support at-risk youth and their families. However, notwithstanding the increased demand for periodic services, during the past two fiscal years payor demand in the state of North Carolina for periodic ARY services has significantly contracted as a result of a statewide redesign of these programs and, as a result, negatively impacted our business in that state. In fiscal 2015, we decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. This decision is not expected to affect other services provided by us in those states. For more information on these divestitures refer to “Part II. Item 7. Divestitures.”
Political and economic trends can also affect our operations. Budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. For example, during the economic downturn that began in 2008, our government payors in several states responded to deteriorating revenue collections by implementing service reductions, rate freezes and/or rate reductions. Beginning in fiscal 2012, the rate environment improved and, as a result, for fiscal years 2012, 2013, 2014 and 2015 pricing increases contributed to revenue growth.

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
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to

24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises new start operating income for such period. During fiscal years 2015, 2014, and 2013 new starts generated operating losses of $5.7 million, $6.1 million, and $8.8 million and operating income of $2.3 million, $1.9 million and $3.3 million, respectively.
Acquisitions
From the beginning of fiscal 2009 through September 30, 2015, we have completed 50 acquisitions, including several acquisitions of rights to government contracts and fixed assets from small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically continue to do so in the future. Acquisitions could have a material impact on our consolidated financial statements.
During the fiscal year ended September 30, 2015, we acquired six companies complementary to our business in the Human Services segment and four companies in the SRS segment for total fair value consideration of $44.8 million, including $6.1 million of contingent consideration.
During the fiscal year ended September 30, 2014, we acquired ten companies complementary to our business in the Human Services segment and one company in the SRS segment for total fair value consideration of $56.1 million, including $2.4 million of contingent consideration.
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

In August 2014, our Connecticut-based business notified the State of Connecticut of its intention to stop providing services under existing contracts due to rate cuts and a change in state policy. The transition was completed during the first quarter of fiscal 2015. In connection with the decision to discontinue services in Connecticut, we recorded termination benefits for impacted employees of $0.1 million and impairment charges of $1.6 million and $0.7 million for intangible assets and properties attributable to the business unit, respectively. The operating results for Connecticut are included as discontinued operations in the Consolidated Statement of Operations.

During the second quarter of fiscal 2015 we decided to discontinue ARY services in the State of Illinois. The comprehensive transition plan with Illinois Department of Children and Family Services was successfully completed during the quarter ended June 30, 2015. In connection with this closure, we recorded $0.1 million of expense for termination benefits and $0.2 million of expense for lease terminations during the year ended September 30, 2015. We also recorded an impairment charge of $2.2 million for intangible assets attributable to the business unit during the year ended September 30, 2015.

In June 2015, we completed a six-month strategic review of our ARY service line. The goal of this initiative was to identify those states and markets where we can maintain services that are both high-quality and financially sustainable. As a result of this review we have decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. This decision will not affect other services provided by us in these states. As a result of this decision, we recorded an impairment charge of $8.2 million for intangible assets attributable to those business units during fiscal 2015. On December 1, 2015, we completed the sale of our ARY operations in the state of North Carolina. As consideration the buyer assumed our lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, we recorded a loss of $1.3 million. In the other four states, we are working with our public partners to transition each child or adolescent into other provider programs by the end of the first quarter of fiscal 2016. We estimate that we will incur one-time cash charges as a result of these closures of approximately $2.4 million, consisting of severance costs of $0.3 million and lease termination costs of $2.1 million.

Revenue
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the fiscal year ended September 30, 2015, we derived 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors, as compared to 90% of our net revenue from contracts with state, local and other government payors and 10% of our net revenue from non-public payors during the year ended September 30, 2014. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. See “—Critical Accounting Policies—Revenue Recognition” for further information. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.
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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Year Ended September 30,
	2015	2014	2013
I/DD Services
Gross Revenues	$904,083	$839,127	$768,362
Average Residential Census	7,869	7,435	6,931
Average Daily Rate	$234.92	$229.02	$222.53
Non-Residential Billable Units	12,560,201	11,608,274	11,131,686
Average Non-Residential Billable Unit Rate	$18.26	$18.75	$18.46
Gross Revenue Growth %	7.7%	9.2%
Gross Revenue growth due to:
Volume Growth	6.4%	6.5%
Average Rate Growth	1.3%	2.7%
At-Risk Youth Services
Gross Revenues (1)	$193,021	$203,353	$223,037
Average Residential Census	3,469	3,840	4,094
Average Daily Rate	$108.31	$101.11	$96.78
Non-residential Billable Units	661,970	712,497	931,646
Average Non-Residential Billable Unit Rate	$84.81	$86.51	$84.19
Gross Revenue Growth %	(5.1)%	(8.8)%
Gross Revenue growth due to:
Volume Growth	(8.9)%	(12.3)%
Average Rate Growth	3.8%	3.5%
Specialty Rehabilitation Services
Gross Revenues	$267,293	$234,435	$213,465
Average Residential Census	1,180	1,065	996
Average Daily Rate	$605.75	$603.22	$587.14
Non-residential Billable Units	103,023	—	—
Average Non-Residential Billable Unit Rate	$62.92	$—	$—
Gross Revenue Growth %	14.0%	9.8%
Gross Revenue growth due to:
Volume Growth	13.6%	6.9%
Average Rate Growth	0.4%	2.9%

(1)
Includes $49.3 million, $59.8 million, and $82.4 million of revenue for fiscal 2015, 2014, and 2013, respectively, from the five states that we plan to exit by the end of the first quarter of fiscal 2016.

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
Occupancy costs represent a significant portion of our operating costs. As of September 30, 2015, we owned 370 facilities and three offices, and we leased 1,556 facilities and 244 offices. We expect occupancy costs to increase during fiscal 2016 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Professional and general liability expense totaled 0.8% of our gross revenue for the fiscal year ended September 30, 2015, as compared to 0.8% and 1.0% for the fiscal years ended September 30, 2014 and 2013, respectively. We incurred professional and general liability expenses of $10.5 million, $10.9 million and $12.1 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. In the past, increased costs of insurance and claims have negatively impacted our results of operations which resulted in a renewed emphasis on reducing the occurrence of claims. Although insurance premiums did not increase in fiscal 2014 and 2015, they have increased in prior years.
General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy costs as well as professional expenses such as accounting, consulting and legal services, and stock-based compensation expense. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Year ended September 30,
	2015	2014	2013
Gross revenue	100.0%	100.0%	100.0%
Sales adjustments	(1.3)%	(1.7)%	(1.9)%
Net revenue	98.7%	98.3%	98.1%
Cost of revenue (exclusive of depreciation and amortization expense shown below)	76.5%	77.0%	76.5%
Operating expenses:
General and administrative	11.8%	11.3%	12.0%
Depreciation and amortization	5.9%	5.3%	5.3%
Total operating expense	17.7%	16.6%	17.3%
Income from operations	4.5%	4.7%	4.3%
Other income (expense):
Management fee of related party	—%	(0.7)%	(0.1)%
Other income (expense), net	(0.1)%	—%	0.1%
Extinguishment of debt	(1.2)%	(1.2)%	—%
Interest expense	(2.7)%	(5.4)%	(6.5)%
Income (loss) from continuing operations before income taxes	0.5%	(2.6)%	(2.2)%
Expense (benefit) for income taxes	0.2%	(0.9)%	(0.8)%
Income (loss) from continuing operations	0.3%	(1.7)%	(1.4)%
Loss from discounted operations, net of tax	(0.1)%	(0.1)%	(0.2)%
Net income (loss)	0.2%	(1.8)%	(1.6)%

Fiscal Year Ended September 30, 2015 compared to Fiscal Year Ended September 30, 2014
Consolidated overview

	Year ended September 30,		Increase(Decrease)
(In thousands)	2015	2014
Gross revenue	$1,384,332	$1,277,957	$106,375
Sales adjustments	(17,386)	(22,119)	4,733
Net revenue	$1,366,946	$1,255,838	$111,108
Income from operations	$62,571	$60,266	$2,305
Operating margin	4.5%	4.7%	(0.2)%
Consolidated gross revenue for the fiscal year ended September 30, 2015 (“fiscal 2015”) increased by $106.4 million, or 8.3%, compared to gross revenue for the fiscal year ended September 30, 2014 (“fiscal 2014”). Gross revenue increased $46.5 million from organic growth, including growth related to new programs, and $59.9 million from acquisitions that closed during and after fiscal 2014. Our Human Services segment contributed 58.5% of the organic revenue growth with the remaining 41.5% contributed by our SRS segment. Sales adjustments as a percentage of gross revenue decreased from 1.7% to 1.3% during fiscal 2015. The decrease was the result of improvements in authorization management, claims processing, and collections.
Consolidated income from operations decreased from 4.7% of gross revenue, or $60.3 million, in fiscal 2014 to 4.5% of gross revenue, or $62.6 million, in fiscal 2015. The decrease in our operating margin was primarily due to intangible assets impairment charges of $10.4 million related to completed and planned closures of our ARY services in six states, a $4.3 million increase in stock-based compensation, an increase in client occupancy costs due to increases in rent and higher levels of excess capacity primarily within our Human Services segment and an increase in direct labor costs due to higher amounts of overtime compared to the prior year. The decrease was partially offset by increases in revenue and lower expense in the self insured portion of our employee health and other insurance plans.
Revenues by segment
The following table sets forth net revenue for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,		Increase(Decrease)	Percentage Increase(Decrease)
	2015	2014
I/DD gross revenue	$904,083	$839,127	$64,956	7.7%
ARY gross revenue	193,021	203,353	(10,332)	(5.1)%
ADH gross revenue	19,935	1,042	18,893	NM
Total Human Services gross revenue	1,117,039	1,043,522	73,517	7.0%
Sales adjustments	(14,013)	(17,850)
Sales adjustments as a percentage of gross revenue	(1.3)%	(1.7)%
Total Human Services net revenue	$1,103,026	$1,025,672	$77,354	7.5%
Human Services gross revenue for fiscal 2015 increased by $73.5 million, or 7.0%, compared to fiscal 2014. The increase in gross revenue was driven by a $65.0 million increase in I/DD gross revenue while ARY gross revenue decreased by $10.3 million. Gross revenue for ADH which was acquired in September 2014 was $19.9 million.
The increase in I/DD gross revenue included $37.5 million from organic growth and $27.4 million from acquisitions that closed during and after fiscal 2014. The organic growth was the result of a 2.7% increase in volume coupled with a 1.8% increase in average billing rates for fiscal 2015 compared to fiscal 2014.
The $10.3 million decrease in ARY gross revenue was due to a 8.9% decrease in volume partially offset by a 3.8% increase in the average billing rate during fiscal 2015 compared to fiscal 2014. The decrease in volume was primarily due to a reduction in services in North Carolina due to a state wide redesign of these programs and the voluntary termination of our contracts to provide services with a managed care organization. This reduction resulted in a decrease of approximately $8.5 million in gross revenue. On December 1, 2015, we completed the sale of our ARY operations in the state of North Carolina.

Sales adjustments for fiscal 2015 decreased by $3.8 million compared to fiscal 2014. The decrease was primarily the result of improvements in authorization management, claims processing, and collections.
The following table sets forth net revenue for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,		Increase(Decrease)	Percentage Increase(Decrease)
	2015	2014
SRS gross revenue	$267,293	$234,435	$32,858	14.0%
Sales adjustments	(3,373)	(4,269)
Sales adjustments as a percentage of gross revenue	(1.3)%	(1.8)%
SRS net revenue	$263,920	$230,166	$33,754	14.7%
The SRS segment’s gross revenue for fiscal 2015 increased by $32.9 million, or 14.0%, compared to fiscal 2014. The increase included $19.3 million from organic growth and $13.6 million from acquisitions that closed during and after fiscal 2014. The organic growth was driven by an increase in volume of 4.3% and an increase in the average billing rate of 4.0%. The increase in volume was primarily due to lower levels of excess capacity resulting from the maturation of programs started in recent years.
Sales adjustments for fiscal 2015 decreased by $0.9 million compared to fiscal 2014. The decrease was primarily the result of improvements in authorization management, claims processing, and collections.
Cost of revenues by segment
The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,
	2015		2014
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	Change in % of gross revenue
Direct labor costs	$708,259	63.4%	$664,032	63.6%	$44,227	(0.2)%
Client program costs	42,902	3.8%	42,133	4.0%	769	(0.2)%
Client occupancy costs	64,815	5.8%	55,025	5.3%	9,790	0.5%
Travel & transportation costs	29,405	2.6%	27,935	2.7%	1,470	(0.1)%
Other direct costs	22,525	2.0%	23,375	2.2%	(850)	(0.2)%
Total cost of revenues	$867,906	77.6%	$812,500	77.8%	$55,406	(0.2)%
Human Services cost of revenue for fiscal 2015 decreased as a percentage of revenue by 0.2% as compared to fiscal 2014. This was primarily due to a decrease in direct labor costs of 0.2%, client program costs of 0.2%, and other direct costs of 0.2%, partially offset by an increase in client occupancy costs of 0.5%. The decrease in direct labor costs, client program costs and other direct costs as a percentage of gross revenue was primarily due to lower expense in the self-insured portion of our employee health and other insurance plans, including a favorable adjustment to our health insurance reserves in the first quarter of fiscal 2015 of $2.6 million resulting from lower than expected claims expense for our new consumer driven insurance plans. The increase in client occupancy costs as a percentage of gross revenue was due to increases in rent expense and programs with higher levels of excess capacity compared to the same period of the prior year.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,
	2015		2014
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	Change in % of gross revenue
Direct labor costs	$134,364	50.3%	$119,397	50.9%	$14,967	(0.6)%
Client program costs	18,761	7.0%	17,483	7.5%	1,278	(0.5)%
Client occupancy costs	29,985	11.2%	25,987	11.1%	3,998	0.1%
Travel & transportation costs	3,390	1.3%	3,134	1.3%	256	—%
Other direct costs	4,316	1.6%	4,480	1.9%	(164)	(0.3)%
Total cost of revenues	$190,816	71.4%	$170,481	72.7%	$20,335	(1.3)%
The SRS segment’s cost of revenue as a percentage of gross revenue for fiscal 2015 decreased 1.3% as compared to fiscal 2014. This was primarily due to a decrease in direct labor costs of 0.6%, client program costs of 0.5% and other direct costs of 0.3%. The decrease in direct labor costs, client program costs, and other direct costs as a percentage of gross revenue was primarily due to higher revenues resulting from lower levels of excess capacity and lower expense in the self-insured portion of our employee health and other insurance plans.
Consolidated operating expenses
General and administrative and depreciation and amortization expense were as follows (in thousands):

	Year ended September 30,
	2015		2014
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	Change in % of gross revenue
General and administrative	$162,839	11.8%	$145,041	11.3%	$17,798	0.5%
Depreciation and amortization	82,172	5.9%	67,488	5.3%	14,684	0.6%
Total operating expense	$245,011	17.7%	$212,529	16.6%	$32,482	1.1%
General and administrative expenses for fiscal 2015 increased by $17.8 million, or 12.3%, as compared to fiscal 2014. As a percentage of gross revenue, general and administrative expenses increased by 0.5% as compared to the year ended  September 30, 2014. The increase as a percentage of gross revenue was primarily due to an increase of $4.3 million in stock based compensation expense, $2.5 million of expense associated with payment of a long term compensation plan and an increase in professional service fees of approximately $2.0 million. The increase was partially offset by the impact of leveraging certain general and administrative expenses. The remaining of the increase in general and administrative expenses is attributable to increased payroll and other administrative costs to support growth of the business.
Depreciation and amortization expense increased by $14.7 million, or 21.8%, as compared to fiscal 2014. As a percentage of gross revenue, depreciation and amortization expense increased by 0.6% as compared to the year ended September 30, 2014. The increase in depreciation and amortization expense as a percentage of gross revenue is primarily due to an intangible impairment charge of $10.4 million resulting from the completed and planned divestitures of our ARY services in six states.
Other (income) expense
Management fee of related party: Management fee decreased $9.5 million during fiscal 2015 as compared to fiscal 2014. The decrease is due to the termination of our management agreement with Vestar in connection with the initial public offering.
Other income (expense), net: Other income, net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, decreased from income of $0.4 million in fiscal 2014 to expense of $1.3 million in fiscal 2015.

Loss on extinguishment of debt: Extinguishment of debt was $17.1 million in the fiscal year ended September 30, 2015. On October 17, 2014 and March 4, 2015, the Company redeemed $162.0 million and $50.0 million of senior notes, respectively, resulting in expensing deferred financing fees of $1.0 million, original issue discount of $4.4 million, and the associated redemption premiums of $11.7 million.
Interest Expense: Interest expense decreased by $31.9 million during fiscal 2015 compared to fiscal 2014 due to a lower interest rate on the senior secured credit facilities as a result of the refinancing on January 31, 2014 and the redemption of $38.0 million, $162.0 million, and $50.0 million of senior notes on February 26, 2014, October 17, 2014, and March 4, 2015, respectively.
Benefit for income taxes
For fiscal 2015, our effective income tax rate was 39.8% compared to an effective tax rate of 34.8% for fiscal 2014. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. The increase in our effective tax rate is primarily due to the impact of state income taxes on income from continuing operations before taxes in fiscal 2015 compared to a loss from continuing operations before taxes in fiscal 2014.
Loss from discontinued operations
Loss from discontinued operations net of taxes for fiscal 2015 was $1.0 million as compared to $1.4 million for fiscal 2014. During the fourth quarter of fiscal 2014, the Company decided to discontinue operations in the State of Connecticut. The loss from discontinued operations in fiscal 2014 and 2015 reflect the operating results of this business including impairment charges for intangible assets and properties and the costs associated with closing the business.
Fiscal Year Ended September 30, 2014 compared to Fiscal Year Ended September 30, 2013
Consolidated overview

	Year ended September 30,		Increase(Decrease)
(In thousands)	2014	2013
Gross revenue	$1,277,957	$1,204,864	$73,093
Sales adjustments	(22,119)	(22,355)	236
Net revenue	$1,255,838	$1,182,509	$73,329
Income from operations	$60,266	$52,134	$8,132
Operating margin	4.7%	4.3%	0.4%
Consolidated gross revenue for fiscal 2014 increased by $73.1 million, or 6.1%, compared to gross revenue for the fiscal year ended September 30, 2013 (“fiscal 2013”). Sales adjustments as a percentage of gross revenue decreased from 1.9% to 1.7% during fiscal 2014. Gross revenue increased $42.5 million from organic growth, including growth related to new programs, and $30.6 million from acquisitions that closed during and after fiscal 2013. Our Human Services segment contributed 66% of the organic revenue growth with the remaining 34% contributed by our SRS segment.
Consolidated income from operations increased from $52.1 million, or 4.3% of gross revenue, in fiscal 2013 to $60.3 million, or 4.7% of gross revenue, in fiscal 2014. The increase in our operating margin was primarily due to the increase in revenue, as well as, expense leveraging in our direct labor costs and general administrative expenses. The improvement in operating margin was partially offset by an increase in client occupancy costs due to new programs with higher levels of open occupancy and increases in rent, utilities and repair and maintenance costs related to our business.

Revenues by segment
The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,		Increase(Decrease)	Percentage Increase(Decrease)
	2014	2013
I/DD gross revenue	$839,127	$768,362	$70,765	9.2%
ARY gross revenue	203,353	223,037	(19,684)	(8.8)%
Adult Day Services gross revenue	1,042	—	1,042	NM
Total Human Services gross revenue	1,043,522	991,399	52,123	5.3%
Sales adjustments	(17,850)	(17,311)
Sales adjustments as a percentage of gross revenue	(1.7)%	(1.7)%
Total Human Services net revenue	$1,025,672	$974,088	$51,584	5.3%
Human Services gross revenue for fiscal 2014 increased by $52.1 million, or 5.3%, compared to fiscal 2013. The $52.1 million increase in gross revenue was driven by a $70.8 million increase in I/DD gross revenue while ARY gross revenue decreased by $19.7 million. The increase in I/DD gross revenue included $47.6 million from organic growth and $23.2 million from acquisitions that closed during and after fiscal 2013. The organic growth was the result of a 4.4% increase in volume coupled with a 1.8% increase in average billing rates for fiscal 2014 compared to fiscal 2013. The $19.7 million decrease in ARY gross revenue was due to a 12.3% decrease in volume partially offset by a 3.5% increase in the average billing rate compared to fiscal 2013. The majority of the decrease in volume was caused by a reduction in services in North Carolina due to a state wide redesign of these programs and the voluntary termination of our contracts to provide services with a single managed care organization. This reduction resulted in a decrease of $17.6 million of the decrease in gross revenue.
Sales adjustments as a percentage of gross revenue were consistent at 1.7% during fiscal 2014 and fiscal 2013.
The following table sets forth revenue for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,		Increase(Decrease)	Percentage Increase(Decrease)
	2014	2013
SRS gross revenue	$234,435	$213,465	$20,970	9.8%
Sales adjustments	(4,269)	(5,044)
Sales adjustments as a percentage of gross revenue	(1.8)%	(2.4)%
SRS net revenue	$230,166	$208,421	$21,745	10.4%
The SRS segment’s gross revenue for fiscal 2014 increased by $21.0 million, or 9.8%, compared to fiscal 2013. The increase included $14.6 million from organic growth and $6.3 million from acquisitions that closed during and after fiscal 2013. The organic growth was driven by an increase in the average billing rate of 4.5% and an increase in volume of 2.4%.
Cost of revenues by segment
The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,
	2014		2013
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	Change in % of gross revenue
Direct labor costs	$664,032	63.6%	$632,456	63.8%	$31,576	(0.2)%
Client program costs	42,133	4.0%	39,722	4.0%	2,411	—%
Client occupancy costs	55,025	5.3%	50,411	5.1%	4,614	0.2%
Travel & transportation costs	27,935	2.7%	26,288	2.7%	1,647	—%
Other direct costs	23,375	2.2%	18,353	1.9%	5,022	0.3%
Total cost of revenues	$812,500	77.8%	$767,230	77.5%	$45,270	0.3%

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
The decrease of direct labor costs as a percentage of gross revenue was primarily due to expense leveraging. The increase in client occupancy costs as a percentage of gross revenue was the result of new programs with higher levels of open occupancy and an increase in rent, utilities and repairs and maintenance expense related to our business and the increase in other direct costs as a percentage of gross revenue was primarily due to an increase in workers’ compensation expense compared to fiscal 2013.
The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,
	2014		2013
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	Change in % of gross revenue
Direct labor costs	$119,397	50.9%	$110,508	51.8%	$8,889	(0.9)%
Client program costs	17,483	7.5%	14,486	6.8%	2,997	0.7%
Client occupancy costs	25,987	11.1%	22,662	10.6%	3,325	0.5%
Travel & transportation costs	3,134	1.3%	2,635	1.2%	499	0.1%
Other direct costs	4,480	1.9%	3,144	1.5%	1,336	0.4%
Total cost of revenues	$170,481	72.7%	$153,435	71.9%	$17,046	0.8%
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
The decrease of direct labor costs as a percentage of revenue was primarily due to expense leveraging. The increase in client program costs as a percentage of gross revenue during fiscal 2014 was due to an increase in medical supply and pharmacy costs relating to the SRS segment’s client mix. The increase in client occupancy costs as a percentage of gross revenue during fiscal 2014 was due to new programs with higher levels of open occupancy and an increase in rent, utilities and repairs and maintenance expense related to our business.
Consolidated operating expenses
General and administrative and depreciation and amortization expense were as follows (in thousands):

	Year ended September 30,
	2014		2013
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	Change in % of gross revenue
General and administrative	$145,041	11.3%	$145,184	12.0%	$(143)	(0.7)%
Depreciation and amortization	67,488	5.3%	63,573	5.3%	3,915	—%
Total operating expense	$212,529	16.6%	$208,757	17.3%	$3,772	(0.7)%
General and administrative expenses for fiscal 2014 decreased by $0.1 million, or 0.1%, as compared to fiscal 2013. As a percentage of gross revenue, general and administrative expenses decreased by 0.7% as compared to fiscal 2013. This decrease was attributable to cost containment efforts in administrative staffing, business and office related costs.
Depreciation and amortization expense increased $3.9 million during fiscal 2014 from the prior year period primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets. Depreciation and amortization expense as a percentage of gross revenue remained consistent.

Other (income) expense
Management fee of related party: Management fee increased $8.1 million during fiscal 2014 as compared to fiscal 2013. In connection with the IPO of Civitas, the Company terminated the management agreement with Vestar and paid a one-time transaction advisory fee of $8.0 million to Vestar.
Other income, net: Other income, net, which primarily consists of mark to market adjustments of the cash surrender value of Company owned life insurance policies and interest income, decreased from $1.0 million in fiscal 2013 to $0.4 million in fiscal 2014.
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
Liquidity and Capital Resources
Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand and available borrowings under our senior revolver (as defined below), and proceeds from the sale of equity securities.
Operating activities
Cash flows provided by operating activities were $90.5 million, $83.9 million and $55.7 million for fiscal 2015, 2014 and 2013, respectively. The increase in cash provided by operating activities in fiscal 2015 is primarily attributable to the lower interest payments resulting from the redemption of $212.0 million of our senior notes partially offset by the impact of a more consistent days sales outstanding during compared to fiscal 2014. Our days sales outstanding decreased slightly from 43 days at September 30, 2014 to 41 days at September 30, 2015. The increase in cash provided by operating activities in 2014 is primarily attributable to the decrease in our days sales outstanding. Our days sales outstanding decreased from 47 days at September 30, 2013 to 43 days at September 30, 2014. The decrease was primarily due to efficiencies resulting from the centralization of certain billing and accounts receivable functions as well as the process improvement of our billing and collections process and review of aged receivables.
Investing activities
Net cash used in investing activities was $79.0 million, $88.9 million and $39.4 million for fiscal 2015, 2014 and 2013, respectively. Cash paid for acquisitions was $38.7 million, $53.7 million and $9.3 million for fiscal 2015, 2014 and 2013, respectively. We acquired ten, eleven, and three companies in each of fiscal 2015, 2014 and 2013, respectively. Cash paid for property and equipment for fiscal 2015 was $42.8 million, or 3.1% of net revenue, compared to $35.3 million, or 2.8% of net revenue for fiscal 2014, and $31.9 million, or 2.7% of net revenue, for fiscal 2013.
Financing activities
Net cash used in financing activities was $165.9 million for fiscal 2015 compared to net cash provided by financing activities of $181.7 million and $3.0 million for fiscal years 2014 and 2013, respectively. The increase in cash used by financing activities is due to the redemption of $212.0 million of our senior notes during fiscal 2015, partially offset by the net proceeds received from the incremental term loan of $55.0 million. The increase in cash provided by financing activities in fiscal 2014 is due to the $182.2 million in proceeds as a result of the initial public offering in September 2014.
During fiscal 2015, 2014 and 2013, we borrowed an aggregate of $210.7 million, $9.3 million, and $469.4 million, respectively, under our senior revolver and repaid $210.7 million, $9.3 million, $488.4 million, respectively, during the same periods. At September 30, 2015, we had no outstanding borrowings and $119.1 million of availability under the senior revolver due to $0.9 million in standby letters of credit issued under the senior revolver, which reduces the availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations, and letters of credit in excess of that amount reduce availability under our senior revolver. As of September 30, 2015, $48.4 million of letters of credit were issued under the institutional letter of credit facility and $0.9 million of letters of credit were issued under the senior revolver.
On January 31, 2014, NMHI and NMH Holdings, LLC (“NMHH”), wholly owned subsidiaries of Civitas, entered into a new senior credit agreement consisting of a term loan facility and a senior revolver. The new term loan facility has a seven-year maturity and the new senior revolver has a five-year maturity. We also redeemed $38.0 million aggregate principal amount of the senior notes on February 26, 2014. See Note 11 to our consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.
On September 22, 2014, we completed an initial public offering resulting in net proceeds of $182.2 million after deducting underwriting discounts, commissions, and offering expenses. The net proceeds received from our initial public offering were used to pay a one-time transaction advisory fee of $8.0 million in September 2014 and to redeem $162.0 million in aggregate principal amount of senior notes issued by NMHI at a redemption price of 106.25%. The redemption of the senior notes occurred on October 17, 2014, and as of that date, $50.0 million in principal amount of senior notes remained.

On February 27, 2015, NMHI and NMHH, and certain subsidiaries of NMHI, as guarantors, entered into Amendment No. 3 (the “Incremental Amendment”) to the senior credit agreement. The Incremental Amendment provided for an additional $55.0 million term loan, which was funded on February 27, 2015, under the term loan. The proceeds from the Incremental Amendment were used to redeem the remaining $50.0 million of outstanding senior notes on March 4, 2015. See “—Debt and Financing Arrangements” for further information on the Incremental Amendment.

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
Debt and Financing Arrangements
Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMHH, wholly-owned subsidiaries of Civitas, entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”).     On October 21, 2014, the Company increased the revolving commitment under the senior revolver by $20.0 million to $120.0 million, on terms identical to those applicable to the existing senior revolver. The term loan facility has a seven-year maturity and the senior revolver has a five-year maturity. The senior credit agreement provides that we may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

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

As of September 30, 2015, NMHI had $645.6 million of borrowings outstanding under the term loan facility. The aggregate amount of the revolving commitment under the senior revolver as of September 30, 2015 was $120.0 million. At September 30, 2015, NMHI had no outstanding borrowings and $119.1 million of availability under the senior revolver due to $0.9 million in standby letters of credit issued under the senior revolver, which reduces the availability under the senior revolver. As of September 30, 2015, $48.4 million of letters of credit were issued under the institutional letter of credit facility.

All of the obligations under the senior secured credit facilities are guaranteed by NMHH and the subsidiary guarantors named therein (the “Subsidiary Guarantors”). Pursuant to the Guarantee and Security Agreement, dated as of January 31, 2014 (the “guarantee and security agreement”), among NMHH, as parent guarantor, NMHI, certain of its subsidiaries, as subsidiary guarantors, and Barclays Bank, PLC, as administrative agent, subject to certain exceptions, the obligations under the senior secured credit facilities are secured by a pledge of 100% of NMHI’s capital stock and the capital stock of domestic subsidiaries owned by NMHI and any other domestic Subsidiary Guarantor and 65% of the capital stock of any first tier foreign subsidiaries and a security interest in substantially all of NMHI’s tangible and intangible assets and the tangible and intangible assets of NMHH and each Subsidiary Guarantor.

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on sameday notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver.
At our option, we may add one or more new term loan facilities or increase the commitments under the senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million plus any additional amounts so long as certain conditions, including a consolidated first lien leverage ratio (as defined in the senior credit agreement) of not more than 4.50 to 1.00 on a pro forma basis, are satisfied. NMHI used $55.0 million of the incremental borrowings capacity in February 2015.
Borrowings under the senior secured credit facilities bear interest, at our option, at: (i) an ABR rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 2.25% (provided that the ABR rate applicable to the term loan facility will not be less than 2.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 1.00% per annum), plus 3.25%. NMHI is also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. NMHI must also pay customary letter of credit fees.
The senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon its achievement of certain first lien leverage ratios) of our annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. Excess cash flow is defined in our senior credit agreement as (A) the sum of (i) consolidated net income (as defined in the senior credit agreement), plus (ii) the net decrease in working capital, plus (iii) noncash charges previously deducted from consolidated net income, plus (iv) non-cash losses from assets sales, minus (B) the sum of (i) certain amortization and other mandatory prepayment of indebtedness, plus (ii) unfinanced capital expenditures plus (iii) the cash portion of permitted investments plus (iv) noncash gains previously including in consolidated net income, plus (v) the net increase in working capital, plus (vi) certain cash payments of long-term liabilities, plus (vii) cash restricted payments, plus (viii) cash expenditures not expensed during such period, plus (ix) penalties paid in connection with the repayment of indebtedness, plus (x) certain cash distributions from the SRS business, plus (xi) aggregate unfinanced portion of contract consideration for acquisition or capital expenditures to be consummated, plus (xii) aggregate amount of cash amounts received in such period but excluded from consolidated net income, plus (xiii) certain cash payments in respect of earnout obligations, plus (xiv) certain voluntary prepayments of indebtedness, plus (xv) certain cash payments of non-cash charges added back in a prior period, plus (xvi) all charges or expenses incurred in such period but excluded from consolidated net income. There are no expected excess cash flow payments for fiscal 2015. We are required to repay the term loan facility portion of the senior secured credit facilities in quarterly principal installments of 0.25% of the principal amount commencing on June 30, 2014, with the balance payable at maturity. The senior credit agreement permits the Company to offer to its lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the senior credit agreement.
Covenants
The senior credit agreement contains negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of September 30, 2015.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, our usage of the senior revolver exceeds 30% of the commitments thereunder, we are required to maintain at the end of each such fiscal quarter, a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of September 30, 2015 as our usage of the senior revolver did not exceed the threshold for that quarter.
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI's ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into certain swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The senior credit agreement contains customary affirmative covenants and events of default.
Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of September 30, 2015:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(In thousands)
Long-term debt obligations (1)	$790,364	$34,343	$67,686	$66,629	$621,706
Operating lease obligations (2)	269,620	58,872	92,427	54,320	64,001
Capital lease obligations	9,376	1,124	2,248	2,248	3,756
Purchase obligations (3)	7,004	4,518	2,486	—	—
Standby letters of credit	49,354	49,354	—	—	—
Contingent consideration obligations (4)	9,075	3,898	5,177	—	—
Total obligations and commitments	$1,134,793	$152,109	$170,024	$123,197	$689,463
________________________

(1)
Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at September 30, 2015. The interest payments do not reflect the projected impact of interest rate swap agreements. The principal and interest payments are due in quarterly installments through January 31, 2021. See Note 11 to our consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.

(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)	Represents purchase obligations related to information technology services and maintenance contracts.

(4)
In connection with certain of our acquisitions, additional contingent consideration may become payable to the sellers upon the satisfaction of certain performance milestones. Amounts represent the estimated fair value of these obligations. For further information pertaining to our contingent consideration arrangements see Note 15 to our consolidated financial statements included elsewhere herein.

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
No triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of September 30, 2015.
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
In addition, we operate under four distinct types of contracting arrangements with our payors:

•
Negotiated Contracts. For these contracts, services are priced pursuant to a “plan of care” for the client which encompasses habilitation and therapies. Such contracts are not subject to retroactive adjustment or cost reimbursement requirements. However, we may petition for a change in rate based upon a change in circumstances with a particular client or in situations where additional services are needed. For these contracts, we recognize revenue at the negotiated rate when earned. Subsequent adjustments to rates, if any, are recognized when approved by the payor. For fiscal years ended 2013, 2014 and 2015, 40.4%, 32.7% and 30.6%, respectively, of our revenues were earned from contracts that fall into this category.

•
Fixed Fee Contracts. For these contracts, payors set a standard rate or set of rates for a particular service usually dependent on the acuity of the client. These rates are the same for all agencies providing the service. For these contract types, there is generally no cost report required or if a cost report is required it is used for informational purposes only. For these contracts, we recognize revenue at the standard rate as earned. For fiscal years ended 2013, 2014 and 2015, 40.1%, 46.5% and 49.4%, respectively, of our revenues were earned from contracts that fall into this category.

•
Retrospective reimbursement contracts. For these contracts, a provisional rate is set for the year pending the filing of an annual cost report that may further adjust that rate. Cost reimbursement rules differ by jurisdiction and program type but generally include direct costs, indirect costs, depreciation, interest, overhead allocations with interest, overhead and profit usually subject to limitation. Should the cost report indicate that allowable rate is lower than what has been billed, we record a liability and these funds are adjusted back or refunded to the state payor at some time in the future. For these contracts we prepare an analysis quarterly to determine if any of the revenue that has been billed and recognized should be deferred and if so record that portion as a current liability. In a subsequent quarter, allowable costs may increase which would result in a reversal of the liability but if this condition persists through the end of the statutory annual period, we would refund the unallowed portion of the revenue to the state and offset the liability. For fiscal years ended 2013, 2014 and 2015, 10.7%, 11.7% and 11.4%, respectively, of our revenues were earned from contracts that fall into this category.

•
Prospective payment contracts. These contracts are cost reported in the same way as retrospective contracts, except the cost report for the annual period is used to set the rates in a future period. For these contracts, changes in rates are recognized in revenue prospectively. For fiscal years ended 2013, 2014 and 2015, 8.8%, 9.1% and 8.6%, respectively, of our revenues were earned from contracts that fall into this category.

All four types of contracting arrangements are subject to audit by the payor and may be subject to recoupments of revenue if in performing our services we have not adhered to the terms of the contract, or not documented our services as specified by the payor. For fiscal years ended 2013, 2014 and 2015 liabilities to payors for cost based contracts were $3.6 million, $3.7 million and $10.1 million, respectively.
Non Authorized Sales Allowance. Our clients are generally long-term recipients of our services and require continuous care. The majority of the services are paid for through state Medicaid programs. When we enter into an arrangement to provide services to a client, we obtain an “authorization” to provide services for a specified period of time such as a six months or one year. When an authorization expires we generally do not discontinue providing service to our clients and in some cases are prevented from doing so legally. Therefore, it is not uncommon for us to serve a client without a current authorization. In this situation we determine whether a non-authorized sales allowance is required by whether the lapse in authorization is within the documented customary business practice period that we have established for that particular payor. Once the lapse in authorization extends beyond the normal period for that payor, we adjust the non-authorized sales allowance to reserve the revenue. As of September 30, 2013, 2014 and 2015, our non-authorized sales allowance was $1.8 million, $2.3 million and $3.2 million, respectively.
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
Sales Adjustment Allowance. The types of sales adjustments that we record typically involves rate adjustments due to billing errors or an agreed upon settlement of rate or level of services disputes with the payors. Sales adjustments expense is recorded against revenue in accordance with industry practice. We estimate the sales adjustment allowance based on historical sales adjustments experience. In addition, we also regularly evaluate our accounts receivable, especially receivables that are past due, and reassess our sales adjustment allowance based on specific payor collection issues and may record a specific addition to our sales adjustment allowance to reduce the net recognized receivable to the amount we reasonably expect to collect. As of September 30, 2013, 2014 and 2015, our sales adjustment allowance was $12.5 million, $11.5 million and $11.2 million, respectively.
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
We completed our annual impairment tests in the fourth quarter of 2015, 2014 and 2013 and determined in each of those periods that the carrying value of goodwill and indefinite-lived assets was not impaired. In fiscal 2015, the fair value of each of our reporting units was in excess of its carrying value and passed with a substantial margin, except for ADH. ADH, which is the Company's smallest reporting unit, was derived through an acquisition at the end of fiscal 2014 and has goodwill of $18.0 million. If ADH fails to achieve its revenue and operating income targets or if there is a change in discount rates, an impairment could occur. There have been no significant changes in the acquired business, therefore; fair value determined on test date approximated the acquisition price and exceeded book value by approximately $1.0 million.
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
Stock-Based Compensation
In connection with our acquisition by affiliates of Vestar, NMH Investment adopted an equity-based compensation plan, and issued units of limited liability company interests consisting of Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units, Class F Common Units, Class G Common Units, and Class H Common Units pursuant to such plan. The units were limited liability company interests and were issued to our employees and members of the Board of Directors for incentive purposes. Compensation expense was recorded for these awards based on the estimated fair value on the grant date. Compensation expense reflected an estimate of the number of awards expected to vest and is recognized on a straight-line basis over the requisite service period or at the time it is probable that certain performance conditions will be met.
For purposes of determining the estimated fair value of these grants, which were issued prior to the IPO, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then used the option pricing method to determine the fair value of these units at the time of grant. Significant assumptions included the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. For Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units and Class F Common Units, the estimated fair value of the units, less an assumed forfeiture rate, was recognized in expense on a straight-line basis over the requisite service periods of the awards. We used the historical forfeiture patterns to determine the forfeiture rate. The Class G Common Units vest upon a liquidity event and/or upon the occurrence of certain investment return conditions. The Class H Common Units vest upon the earlier to occur of a sale of the Company or the achievement of a multiple of investment return threshold by Vestar and its affiliates. At the time these events are determined to be probable, compensation expense is recognized in its entirety. During fiscal 2014, the Class G Units fully vested as a result of the completion of the IPO on September 22, 2014. As a result, we recognized $0.6 million of expense in fiscal 2014. As of September 30, 2015, the achievement of the vesting conditions for the Class H Common Units was not determined to be probable; therefore, no expense was recognized during fiscal 2015.

In connection with a secondary offering, on October 1, 2015, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NHM Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting condition of the Class H Common Units and the acceleration of unvested Class F

Common Units. The unrecognized compensation expense of $10.5 million associated with these units will be recorded during the first quarter of fiscal 2016. Although this non-cash expense will impact our financial results, including per share results, the vesting of these awards does not impact the number of shares outstanding.

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
Subsequent Events
On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NHM Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting condition of the Class H Common Units and the acceleration of unvested Class F Common Units. The unrecognized compensation expense of $10.5 million associated with these units will be recorded during the first quarter of fiscal 2016. The Distribution had no impact on our number of shares outstanding.
The secondary offering was completed on October 7, 2015. In the secondary offering, 2,300,0000 shares of common stock were sold by the selling stockholders to the public at a price of $20.37 per share, net of underwriting discounts and commissions. The Company did not receive any proceeds from the sale of any shares by the selling stockholders.
On November 30, 2015, the Company acquired a company complementary to its Human Services business for aggregate consideration of $3.4 million.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan and the senior revolver, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.25%, at our option. A 1% increase in the interest rate on our floating rate debt as of September 30, 2015 would have increased cash interest expense on the floating rate debt by approximately $6.5 million per annum, without giving effect to the interest rate swap agreement discussed below.
To reduce the interest rate exposure related to our variable debt, NMHI entered into two interest rate swaps in an aggregate notional amount of $375.0 million, effective on January 20, 2015. Under the terms of the swap, we receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR or 1.00% per annum, and we make payments to the counterparty based on a fixed rate of 1.795% per annum, in each case on the notional amount of $375.0 million, settled on a net payment basis.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements required by this Item are on pages F-1 through F-39 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to the material weakness in internal control over financial reporting related to information technology general controls described below.

Management has identified a material weakness in its internal control over financial reporting related to information technology general controls in the areas of user access and program change management. For additional information regarding the nature of this material weakness, see “Management’s Report on Internal Control Over Financial Reporting” below. We have developed a remediation plan for this material weakness, which is described below under “Remediation Activities.”

Notwithstanding the identified material weakness and management’s assessment that internal control over financial reporting was ineffective as of September 30, 2015, management believes that the audited consolidated financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with accounting principles generally accepted in the United States of America. Additionally, this material weakness did not result in any adjustments or restatements of the Company's audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.
(b) Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and Board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2015 for the reasons described below.

In the course of completing its assessment of internal control over financial reporting as of September 30, 2015, management identified a number of deficiencies related to the design and operating effectiveness of information technology (“IT”) general controls for certain information systems that comprise part of the Company’s system of internal control over financial reporting and are relevant to the preparation of its consolidated financial statements (such information technology systems are referred to as the “affected IT systems”). These deficiencies, certain of which had been previously identified as a significant deficiency, but had not been effectively remediated as of September 30, 2015, involve user access controls and program change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. As a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls, certain of which are dependent on the affected IT systems, or electronic data and financial reports, generated from the affected IT systems, could be adversely affected. Therefore, management has concluded that, as of September 30, 2015, there was a material weakness in internal control over financial reporting related to information technology general controls in the areas of user access and program change management for the affected IT systems. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control over financial reporting as of September 30, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

(c) Remediation Activities

We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. The remediation actions we are taking and expect to take include the following:

•
Improving the design, operation and monitoring of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities.

•
Improving the design, operation and monitoring of control activities and procedures associated with program change management, including tracking changes and more robust user acceptance testing procedures.

•	While remediation is in progress to address the general IT control deficiencies, implementing detective monitoring controls within IT to directly mitigate the risks.

•	Expanding our resources in the functional areas that support and monitor our IT systems.

Management believes that these efforts will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, and tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting within the area of IT general controls, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will test and evaluate the implementation of these new processes and internal controls during fiscal 2016 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements. Subject to the foregoing, management is working towards having these remediation efforts completed by the time we issue our September 30, 2016 financial statements. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures.

(d) Changes in Internal Control over Financial Reporting
In fiscal 2015, in connection with our adoption of the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, we performed an extensive reevaluation of all of our controls over business processes and systems supporting our internal control over financial reporting. As a result, a number of control deficiencies were identified by us, many of which were remediated during the year. We will continue to remediate and strengthen the design and operating effectiveness of our internal controls over financial reporting particularly as it relates to the material weakness in information technology general controls described above as well as the streamlining and centralization of processes and controls around our billing function. There have been no other changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Civitas Solutions, Inc.
Boston, Massachusetts

We have audited Civitas Solutions, Inc. and subsidiaries’ (the "Company’s") internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: ineffective controls related to the design and operating effectiveness of user access and program change management controls related to certain information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2015, of the Company and this report does not affect our report on such financial statements and the financial statement schedule.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2015, of the Company and our report dated December 10, 2015 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
December 10, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The response to this item will be included under the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance,” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" contained in the proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item will be included under the sections entitled “Executive Compensation and Related Information" and “Corporate Governance” contained in the proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item will be included under the sections entitled “Certain Relationships and Related Person Transactions" and “Corporate Governance" contained in the proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item will be included under the sections entitled “Audit Committee" contained in the proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements on pages F-1 through F-39 are filed as part of this report.

•	Consolidated Balance Sheets as of September 30, 2015 and 2014;

•	Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013;

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2015, 2014 and 2013;

•	Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2015, 2014 and 2013; and

•	Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013.
(2) Financial Statement Schedules:  The following schedule is filed herewith pursuant to the requirements of Regulation S-X beginning on page F-40.

Schedule Number	Description
I	Condensed Parent Company Financial Information
(3) Exhibits: The Exhibit Index is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Civitas Solutions, Inc.

By:	/s/ Bruce F. Nardella
Bruce F. Nardella
Its: Chief Executive Officer
Date: December 10, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 10, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bruce F. Nardella	Chief Executive Officer
Bruce F. Nardella	(principal executive officer) and Director

/s/ Denis M. Holler	Chief Financial Officer
Denis M. Holler	(principal financial officer and principal accounting officer)

/s/ Edward M. Murphy	Executive Chair and Director
Edward M. Murphy

/s/ Chris A. Durbin	Director
Chris A. Durbin

/s/ James L. Elrod, Jr.	Director
James L. Elrod, Jr.

/s/ Patrick M. Gray	Director
Patrick M. Gray

/s/ Pamela F. Lenehan	Director
Pamela F. Lenehan

/s/ Kevin A. Mundt	Director
Kevin A. Mundt

/s/ Gregory S. Roth	Director
Gregory S. Roth

/s/ Guy Sansone	Director
Guy Sansone

/s/ Mary Ann Tocio	Director
Mary Ann Tocio

EXHIBIT INDEX

Exhibit No.	Description

2.1¥	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006

3.1	Amended and Restated Certificate of Incorporation of Civitas Solutions, Inc.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

3.2	Amended and Restated By-Laws of Civitas Solutions, Inc.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

4.1	Specimen Common Stock Certificate	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

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
Incorporated by reference to Exhibit 10.5 of the March 2014 10-Q

Exhibit No.	Description

10.3
Amendment No. 1 to the Credit Agreement dated September 8, 2014 among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lender party thereto and Barclays Bank PLC, as administrative agent, swingline lender and issuing bank.
Incorporated by reference to Exhibit 10.3 of the Civitas Solutions, Inc. Form 10-K filed December 17, 2014

10.4
Amendment No. 2 to the to the Credit Agreement dated as of October 21, 2014, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lender party thereto and Barclays Bank PLC, as administrative agent, swingline lender and issuing bank
Incorporated by reference to Exhibit 10.1 to National Mentor Holdings, Inc. Form 8-K filed October 23, 2014

10.5
Amendment No. 3 to the to the Credit Agreement dated as of February 27, 2015, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent, swingline lender and issuing bank.

Incorporated by reference to Exhibit 10.43 to Civitas Solutions, Inc. Form 10-Q filed May 12, 2015.

10.6	Form of Amended and Restated Severance and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2008

10.7*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Third Amendment and Restatement Adopted Effective as of December 4, 2009.	Incorporated by reference to Exhibit 10.11 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2009 (the “2009 10-K”)

10.8*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Fourth Amendment and Restatement Adopted December 27, 2011, Effective as of January 1, 2011.	Incorporated by reference to Exhibit 10.8.1 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2011

10.9*	National Mentor Holdings, LLC Executive Deferral Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Incorporated by reference to Exhibit 10.13 of the 2009 10-K

10.10*	NMH Investment, LLC Amended and Restated 2006 Unit Plan.
Incorporated by reference to Exhibit 10.17 of National Mentor Holdings, Inc. Form S-4/A Amendment No. 1 to the Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the “S-4/A”)

10.11*	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2008

10.12*	Second Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.6 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2011 (the “March 2011 10-Q”)

10.13*	Third Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2012 (the “June 2012 10-Q”)

Exhibit No.	Description

10.14*	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A

10.15*	Form of Amendment to Management Unit Subscription Agreement	Incorporated by reference to Exhibit 10.19 of the 2009 10-K

10.16*	Form of Management Unit Subscription Agreement (Series 1 Class F Common Units).	Incorporated by reference to Exhibit 10.7 of the March 2011 10-Q

10.17*	Form of Management Unit Subscription Agreement (Class G Common Units).	Incorporated by reference to Exhibit 10.2 of the June 2012 10-Q

10.18*	Form of Management Unit Subscription Agreement (Class H Common Units).	Incorporated by reference to Exhibit 10.3 of the June 2012 10-Q

10.19*	Form of Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.13 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2008

10.20*	Form of Amendment to Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.21 of the 2009 10-K

10.21	Form of Amended and Restated Indemnification Agreement.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration (Registration No. 333-196281) filed on August 27, 2014

10.22	Civitas Solutions, Inc. 2014 Omnibus Incentive Plan.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

10.23*	Form of Management Unit Subscription Agreement (Series 2 Class F Common Units).	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.24*	Exhibit A to National Mentor Holdings, LLC Executive Deferred Compensation Plan effective as of January 1, 2014.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.25*	Exhibit A to National Mentor Holdings, LLC Executive Deferred Compensation Plan effective as of July 1, 2014.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.26	First Amended and Restated Registration Rights Agreement, dates as of October 1, 2015, by and between Civitas Solutions, Inc. and NMH Investment, LLC	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Current Report on Form 8-K filed on October 2, 2015

10.27*	Amendment to Form of Management Unit Subscription Agreement (Class H Common Units)	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.28*	Amendment to Form of Management Unit Subscription Agreement (Class H Common Units)	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.29*	Form of Restricted Stock Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

Exhibit No.	Description

10.30*	Form of Restricted Stock Unit Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.31*	Form of Nonqualified Stock Option Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.4 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.32*	Amended and Restated Employment Agreement by and between Bruce F. Nardella and Civitas Solutions, Inc.	Incorporated by reference to Exhibit 10.5 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.33*	Third Amended and Restated Employment by and between Edward M. Murphy and Civitas Solutions, Inc.	Incorporated by reference to Exhibit 10.6 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.34*	Form of Employment Agreement for executive officers other than Mr. Nardella and Mr. Murphy	Incorporated by reference to Exhibit 10.7 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.35*	Form of NMH Investment, LLC Second Amended and Restated 2006 Unit Plan	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.36	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Fifth Amendment and Restatement dated December 16, 2014 and effective as of October 1, 2014.	Incorporated by reference to Exhibit 10.42 of the Civitas Solutions, Inc. Form 10-K for the fiscal yaer ended Septermber 30, 2014

10.37	Form of Amendment to National Mentor Holdings, LLC Executive Deferred Compensation Plan, Fourth Amendment and Restatement Adopted December 27, 2011, Effective as of January 1, 2011.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 5 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 12, 2014

10.38	Form of Amendment to National Mentor Holdings, LLC Executive Deferral Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 5 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 12, 2014

10.39	Retirement Agreement between the Company and Edward M. Murphy, dated as of August 19, 2015	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on August 20, 2015

10.40	Civitas Solutions Management Annual Cash Incentive Compensation Plan, Effective October 1, 2015	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on October 20, 2015

Exhibit No.	Description

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of principal executive officer	Filed herewith

31.2	Certification of principal financial officer	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101.INS**	XBRL Instance Document.	Filed herewith

101.SCH**	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Civitas Solutions, Inc.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Civitas Solutions, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Civitas Solutions, Inc. and subsidiaries (the "Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Civitas Solutions, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2015 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
December 10, 2015

Civitas Solutions, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	September 30,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$41,690	$196,147
Restricted cash	749	1,944
Accounts receivable, net of allowances of $11,207 and $11,491 at September 30, 2015 and 2014, respectively	145,395	141,378
Deferred tax assets, net	19,648	18,176
Prepaid expenses and other current assets	14,049	16,207
Total current assets	221,531	373,852
Property and equipment, net	168,227	159,486
Intangible assets, net	305,856	327,726
Goodwill	274,520	257,632
Restricted cash	50,000	50,000
Other assets	43,050	39,258
Total assets	$1,063,184	$1,207,954
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,890	$22,350
Accrued payroll and related costs	82,012	84,176
Other accrued liabilities	46,428	49,320
Obligations under capital lease, current	497	451
Current portion of long-term debt	6,554	168,000
Total current liabilities	161,381	324,297
Other long-term liabilities	79,170	69,314
Deferred tax liabilities, net	58,223	57,552
Obligations under capital lease, less current portion	5,561	6,058
Long-term debt, less current portion	637,574	635,195
Commitments and contingencies (Note 18)
Stockholders' Equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,093,237 and 36,950,000 shares issued and outstanding at September 30, 2015 and 2014, respectively	371	370
Additional paid-in capital	277,311	272,943
Accumulated other comprehensive loss	(1,704)	—
Accumulated deficit	(154,703)	(157,775)
Total stockholders' equity	121,275	115,538
Total liabilities and stockholders' equity	$1,063,184	$1,207,954
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended September 30,
	2015	2014	2013
Net revenue	$1,366,946	$1,255,838	$1,182,509
Cost of revenue (exclusive of depreciation and amortization expense shown separately below)	1,059,364	983,043	921,618
Operating expenses:
General and administrative	162,839	145,041	145,184
Depreciation and amortization	82,172	67,488	63,573
Total operating expenses	245,011	212,529	208,757
Income from operations	62,571	60,266	52,134
Other income (expense):
Management fee of related party	28	(9,488)	(1,359)
Other (expense) income, net	(1,325)	374	1,046
Extinguishment of debt	(17,058)	(14,699)	—
Interest expense	(37,455)	(69,349)	(78,075)
Income (loss) from continuing operations before income taxes	6,761	(32,896)	(26,254)
Provision (benefit) for income taxes	2,689	(11,463)	(9,942)
Income (loss) from continuing operations	4,072	(21,433)	(16,312)
Loss from discontinued operations, net of tax benefit for the fiscal years ended September 30, 2015, 2014 and 2013 of $634, $877 and $1,260	(1,000)	(1,382)	(1,984)
Net income (loss)	$3,072	$(22,815)	$(18,296)
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$0.11	$(0.84)	$(0.65)
Loss from discontinued operations	(0.03)	(0.05)	(0.07)
Net income (loss)	$0.08	$(0.89)	$(0.72)
Weighted average number of common shares outstanding, basic	36,959,997	25,538,493	25,250,000
Weighted average number of common shares outstanding, diluted	37,088,632	25,538,493	25,250,000
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Year Ended September 30,
	2015	2014	2013
Net income (loss)	$3,072	$(22,815)	$(18,296)
Other comprehensive (loss) gain, net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge, net of tax effect for the fiscal year ended September 30, 2015, 2014 and 2013 of ($1,157), $310, and $1,027	(1,704)	466	1,478
Reclassification adjustments for gains on derivative instruments included in net income, net of tax for the fiscal year ended September 30, 2014 of $942	—	1,414	—
Comprehensive income (loss)	$1,368	$(20,935)	$(16,818)
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance at September 30, 2012	25,250,000	$253	$89,838	$(3,358)	$(116,664)	$(29,931)
Other comprehensive income, net of tax	—	—	—	1,478	—	1,478
Stock-based compensation	—	—	273	—	—	273
Dividend to NMH Investment	—	—	(39)	—	—	(39)
Net loss	—	—	—	—	(18,296)	(18,296)
Balance at September 30, 2013	25,250,000	253	90,072	(1,880)	(134,960)	(46,515)
Issuance of common stock, net of issuance costs	11,700,000	117	182,086	—	—	182,203
Other comprehensive income, net of tax	—	—	—	1,880	—	1,880
Stock-based compensation	—	—	895	—	—	895
Dividend to NMH Investment	—	—	(110)	—	—	(110)
Net loss	—	—	—	—	(22,815)	(22,815)
Balance at September 30, 2014	36,950,000	370	272,943	—	(157,775)	115,538
Issuance of common stock under restricted stock unit awards, net of shares surrendered	143,237	1	(1,515)	—	—	(1,514)
Other comprehensive loss, net of tax	—	—	—	(1,704)	—	(1,704)
Stock-based compensation	—	—	5,238	—	—	5,238
Change in estimate of initial public offering costs	—	—	645	—	—	645
Net income	—	—	—	—	3,072	3,072
Balance at September 30, 2015	37,093,237	$371	$277,311	$(1,704)	$(154,703)	$121,275
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended September 30,
	2015	2014	2013
Cash Flows from operating activities:
Net income (loss)	$3,072	$(22,815)	$(18,296)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accounts receivable allowances	17,055	20,392	18,286
Depreciation and amortization	71,643	66,695	63,353
Amortization and write-off of debt issuance costs	4,899	7,101	2,946
Amortization and write-off of deferred financing costs	3,141	10,523	2,851
Stock-based compensation	5,238	895	273
Deferred income taxes	356	(13,266)	(12,212)
Gain on changes in derivative fair value	—	(33)	—
Loss on disposal of assets	675	385	165
Non-cash impairment charges	10,660	3,605	6,344
Net change in fair value of contingent liabilities	575	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,072)	(16,817)	(9,249)
Other assets	(4,711)	4,369	553
Accounts payable	3,037	(4,279)	(5,930)
Accrued payroll and related costs	(2,164)	18,836	5,330
Other accrued liabilities	(8,070)	9,079	(2,719)
Other long-term liabilities	6,144	(754)	4,043
Net cash provided by operating activities	90,478	83,916	55,738
Cash Flows from investing activities:
Acquisition of businesses, net of cash acquired	(38,738)	(53,699)	(9,275)
Purchases of property and equipment	(42,793)	(35,295)	(31,901)
Changes in restricted cash	1,195	(1,137)	327
Proceeds from sale of assets	1,332	1,207	1,472
Net cash used in investing activities	(79,004)	(88,924)	(39,377)
Cash Flows from financing activities:
Issuance of long term-debt, net of original issue discount	54,450	598,500	30,000
Repayments of long-term debt	(218,416)	(587,525)	(5,525)
Proceeds from borrowings under senior revolver	210,700	9,300	469,400
Repayments of borrowings under senior revolver	(210,700)	(9,300)	(488,400)
Repayments of capital lease obligations	(451)	(430)	(434)
Taxes paid related to net share settlement of restricted stock unit awards	(1,514)	—	—
Dividend to NMH Investment	—	(110)	(39)
Payments of financing costs	—	(10,923)	(2,048)
Proceeds from the issuance of common stock, net of offering costs	—	182,203	—
Net cash provided by (used in) financing activities	(165,931)	181,715	2,954
Net increase (decrease) in cash and cash equivalents	(154,457)	176,707	19,315
Cash and cash equivalents at beginning of period	196,147	19,440	125
Cash and cash equivalents at end of period	$41,690	$196,147	$19,440
Supplemental disclosure of cash flow information
Cash paid for interest	$37,461	$64,155	$71,670
Cash paid for income taxes, net of refunds	$1,860	$632	$1,665
Cash paid for call premium on redemption of senior notes	$11,688	$2,375	$—
Supplemental disclosure of non-cash investing activities:
Accrued contingent consideration	$6,100	$2,400	$—
Accrued property, plant and equipment	$1,454	$966	$919
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
1. Business Overview
Civitas Solutions, Inc. is the parent of consolidated group of subsidiaries that market their services under the MENTOR Network tradename. On September 22, 2014, Civitas completed an initial public offering (the "IPO") of its common stock and became a public reporting company under the Securities Exchange Act of 1934, as amended. Prior to October 1, 2015, Civitas Solutions, Inc. was a subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. The equity interests of NMH Investment were owned by Vestar and certain executive officers, directors and other members of management. On October 1, 2015, in connection with an underwritten secondary offering, NHM Investment distributed all of the 25,250,000 shares of common stock of Civitas Solutions, Inc. it held to its existing members in accordance with their respective membership interests. NMH Holdings, LLC ("NMHH") is a wholly owned subsidiary of Civitas Solutions, Inc. and National Mentor Holdings, Inc. (“NMHI”) is a wholly owned subsidiary of NMHH. The financial results of Civitas Solutions, Inc. are primarily composed of the financial results of National Mentor Holdings, Inc. and its subsidiaries on a consolidated basis.

Civitas Solutions, Inc., through its wholly-owned subsidiaries (collectively, the “Company”), is the leading provider of home- and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”) and elders in need of day health services to support their independence, or adult day health (“ADH”). As of September 30, 2015, the Company operated in 35 states, serving approximately 12,400 clients in residential settings and more than 17,000 clients in non residential settings.
The Company designs customized service plans to meet the individual needs of its clients, which it delivers in home- and community-based settings. Most of the Company’s service plans involve residential support, typically in small group homes, host home settings, or specialized community facilities, designed to improve the clients’ quality of life and to promote their independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based and outpatient therapeutic services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. The Company’s customized service plans offer its clients as well as the payors of these services, an attractive, cost-effective alternative to health and human services provided in large, institutional settings.
2. Significant Accounting Policies
Basis of Presentation
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
The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between levels. During the year ended September 30, 2015, there were no transfers between levels.
The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses, self-insurance assets and liabilities and variable rate debt approximate their fair value.
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
Concentrations of Credit and Other Risks
Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, self-insurance receivables and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States, which, at times may exceed federally insured limits of $250 thousand. The Company has not experienced any losses in such accounts. As of September 30, 2015, our accounts exceeded federally insured limits by $41.4 million.
The Company derives approximately 89% of its revenue from state and local government payors. These entities fund a significant portion of their payments to the Company through federal matching funds, which pass through various state and local government agencies. Revenue from our contracts with state and local governmental payors in the State of Minnesota, our largest state, accounted for 15%, 14% and 14% of our net revenue in fiscal 2015, 2014 and 2013, respectively.
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
Cost of Revenue
The Company classifies expenses directly related to providing services as cost of revenue, except for depreciation and amortization related to cost of revenue, which are shown separately in the consolidated statements of operations. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to independently contracted host-home caregivers (“Mentors”), residential occupancy expenses, which are primarily composed of rent and utilities related to facilities providing direct care, certain client expenses, such as food and medicine and transportation costs for clients requiring services, professional and general liability expense, employment practices liability expense and workers’ compensation expense.
Property and Equipment
Property and equipment are recorded at cost and are depreciated when placed into service using a straight-line method, based on their estimated useful lives as follows:

Asset Description	Estimated Useful Life
(in years)
Land	Indefinite
Building	30
Leasehold Improvements	Not to exceed 7 years or length of lease
Vehicles	5
Computer hardware and software	3
Furniture, fixtures and equipment	3-5
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
Internal use software development costs of $3.8 million, $2.5 million and $1.4 million have been capitalized as of the years ended September 30, 2015, 2014 and 2013, respectively. There was $0.8 million, $1.0 million and $1.3 million, included in construction in progress as of September 30, 2015, 2014, and 2013 respectively. Because the Company believes that the project is not substantially complete and ready for its intended use, no amortization expense has been recorded for those costs included in construction in progress.
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
The Company is required to test goodwill on a reporting unit basis. The Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. The Company has elected to bypass the qualitative assessments and proceed directly to the two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge. Fair values are established using the discounted cash flow method.
For its indefinite-lived intangible assets, the Company has elected to bypass the qualitative assessments and proceed directly to the quantitative impairment test. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are established using the relief from royalty method.
As described above, the fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of the Company’s goodwill and indefinite-lived intangible assets.
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
Stock-Based Compensation
NMH Investment adopted an equity-based compensation plan in 2006, and from time to time it issued units of limited liability company interests pursuant to such plan, consisting of Class B Units, Class C Units, Class D Units, Class E Units, Class F Units, Class G Units and Class H Units. The units are limited liability company interests and were available for issuance to the Company’s employees and members of the Board of Directors prior to the Company's IPO in 2014. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the Company’s financial performance, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. For Class B Units, Class C Units, Class D Units, Class E Units and Class F Units, the estimated fair value of the units, less an assumed forfeiture rate, was recognized in expense on a straight-line basis over the requisite service periods of the awards. The Class G Units and Class H Units vest upon a liquidity event and/or upon the occurrence of certain investment return conditions, for which the compensation expense will then be recognized in its entirety when probable. As of September 30, 2015 these awards were fully vested with the exception of certain Class F Units and all Class H Units. The unrecognized compensation associated with these awards was $10.5 million at September 30, 2015.
In fiscal 2014, Civitas adopted an equity-based compensation plan and began issuing stock-based awards including non-qualified stock options and restricted stock units. The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The Company is required to estimate future forfeitures of stock-based awards for recognition of compensation expense. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest.
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
Discontinued Operations
On October 1, 2014, the Company adopted Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changed the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changed the criteria and enhanced disclosures for reporting discontinued operations. The pronouncement was effective prospectively and applied to the divestiture of our at-risk youth services in the states of Florida, Louisiana, Illinois, Indiana, North Carolina and Texas as further explained in Note 7 of the Consolidated Financial Statements. The adoption of ASU 2014-08 is expected to significantly limit the classification of future dispositions as discontinued operations.
Prior to the adoption of ASU 2014-08, the Company analyzed its operations that have been divested or classified as held-for-sale to determine if they qualified for discontinued operations accounting. Operations that qualified as a component could be classified as a discontinued operations if the the cash flows of the component were eliminated from ongoing operations by the end of the assessment period and the Company did not have significant continuing involvement with the divested operations.
Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of September 30, 2015, but prior to the filing of the financial statements with the Securities and Exchange Commission, or SEC, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.
3. Recent Accounting Pronouncements
Technical Corrections and Improvements — In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for the Company beginning in the first quarter of the fiscal year ended September 30, 2014. This guidance was applied prospectively and did not have a material impact on the Company’s consolidated financial statements.
Income Taxes—In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. This guidance, which was effective for the Company beginning in the second quarter of the fiscal year ended September 30, 2014, was applied prospectively and did not have a material effect on our consolidated financial statements.
Revenue from Contracts with Customers— In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard for the Company from October 1, 2017 to October 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position, results of operations, cash flows, and liquidity.
Imputation of Interest— In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. The pronouncement is to be applied retrospectively, and is effective for the Company on October 1, 2016. As of September 30, 2015 and September 30, 2014, the Company had deferred financing costs of $7.5 million and $10.0 million, respectively, within Prepaid and other current assets and Other assets.
Business Combinations— In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for the Company on October 1, 2016. There adoption of this standard has not had an impact on the Company's financial position and results of operations, however; the adoption could have a significant impact on the accounting for future business combinations.
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
Fiscal 2015 Acquisitions
During the fiscal year ended September 30, 2015, the Company acquired certain assets of ten companies complementary to its business for a total fair value consideration of $44.8 million, including $6.1 million of contingent consideration.
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
Cassell & Associates LLC ("Cassell"). On January 13, 2015, the Company acquired the assets of Cassell's Michigan programs for $24.3 million, including $6.1 million of contingent consideration. The terms of the acquisition agreement require the Company to pay an earn-out upon successfully meeting certain revenue and EBITDA targets through February 2017. There is no dollar cap on the earn-out. Cassell provides non-residential therapeutic vocational services to individuals recovering from brain injuries in the state of Michigan. The Company acquired $11.6 million of intangible assets which included $10.3 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of non-compete/non-solicit agreement with a useful life of 5 years, and $1.1 million of trade names with a useful life of 5 years. In addition, the Company acquired total tangible assets of $37 thousand. As a result of this acquisition, the Company recorded $12.6 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes.
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
Snug Harbor Home Health, Inc. ("Snug Harbor"). On April 1, 2015, the Company acquired the assets of Snug Harbor for $1.0 million. Snug Harbor provides home and community-based services to individuals with intellectual and/or developmental disabilities. The Company acquired $0.9 million of agency contracts with a weighted average useful life of 12 years. In addition, the Company acquired total tangible assets of $28 thousand. As a result of this acquisition, the Company recorded $34 thousand of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
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
Visions of N.E.W., LLC ("Visions of N.E.W."). On April 30, 2015, the Company acquired the assets of Visions of N.E.W. for $3.0 million. Visions of N.E.W. provides residential, transportation, job coaching, supportive care and similar services to individuals with developmental disabilities. The Company acquired $2.2 million of intangible assets which included $1.8 million of agency contracts with a weighted average useful life of 12 years, and $0.4 million of licenses and permits with a weighted average useful life of 10 years. In addition, the Company acquired total tangible assets of $0.1 million. As a result of this acquisition, the Company recorded $0.7 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
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
The Company's consolidated statement of operations for the year ended September 30, 2015 included revenue totaling $25.2 million related to these businesses. The Company has not disclosed income from operations because it is immaterial.
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
AmeriServe International of Arizona, Inc. (“AmeriServe”). On June 30, 2014, the Company acquired the assets of AmeriServe for $0.4 million. AmeriServe is located in Arizona and provides group home services, day program services and related services to individuals with developmental disabilities. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.3 million of intangible assets which included $0.2 million of agency contracts with a weighted average useful life of 12 years, $39 thousand of licenses and permits with a weighted average useful life of 10 years, and $12 thousand of non-compete/non-solicit agreement with a useful life of 5 years.
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
Mass Adult Day Health Alliance (“Adult Day Health”). On September 8, 2014, the Company acquired Adult Day Health for consideration of $37.1 million, including $2.4 million of contingent consideration. The terms of the acquisition agreement require the Company to pay an earn-out upon successfully meeting certain revenue and EBITDA targets through 2016. There is a $3.3 million dollar cap on the earn-out. Adult Day Health is located in Massachusetts and operates eight adult day health facilities in the Boston area and provides outpatient, center-based services that provide health, therapeutic and social support to elders in a group environment. Based on the estimated fair values of the net assets acquired at the date of acquisition, the Company recorded $18.0 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $18.1 million of intangible assets which included $12.4 million of agency contracts with a weighted average useful life of 12 years, $0.7 million of licenses and permits with a weighted average useful life of 10 years, $3.4 million trade name with an indefinite useful life, and $1.6 million of non-compete/non-solicit agreements with a useful life of 5 years. In addition, the Company acquired total tangible assets of $1.4 million.
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

The Company's consolidated statement of operations for the years ended September 30, 2014 included revenue totaling approximately $19.7 million related to these businesses. The Company has not disclosed income from operations because it is immaterial.
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

The Company's consolidated statement of operations for the year ended September 30, 2013 included revenue totaling approximately $2.5 million related to these businesses. The Company has not disclosed income from operations because it is immaterial.
5. Proforma Results of Operations

The following table shows unaudited pro forma results of operations for fiscal 2015, 2014, and 2013 as if the acquisitions made during fiscal 2015 had occurred on October 1, 2013 and the acquisitions made during fiscal 2014 had occurred on October 1, 2012.

(in thousands)	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2013
Net revenue	$1,380,602	$1,324,122	$1,232,279
Income from operations	5,765	(8,422)	61,077

The pro forma information presented above does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends.
6. Discontinued Operations
REM Connecticut
During the fourth quarter of fiscal 2014, the Company notified the State of Connecticut of its intention to stop providing services under existing contracts due to rate cuts and a change in state policy. The effective transition of the Company’s programs occurred in the first quarter of fiscal 2015. REM Connecticut was included in the Human Services segment and the results of the operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for REM Connecticut for fiscal 2014 included impairment charges of $1.6 million and $0.7 million for intangible assets and owned buildings, respectively, and $0.1 million of expense for severance.
FAS Virginia
During fiscal 2013, the Company closed certain Human Services operations in the state of Virginia, Family Advocacy Services, LLC (“FAS Virginia”) and recorded a pre-tax loss of $3.6 million for fiscal 2013. FAS Virginia was included in the Human Services segment and the results of the operations are presented as discontinued operations in the consolidated statements of operations. Loss from discontinued operations for FAS Virginia for fiscal 2013 included a $3.4 million write-off of intangible assets.
Mentor Rhode Island
During fiscal 2013, the Company adopted a plan to sell its Human Services operations in the state of Rhode Island (“Mentor Rhode Island”). The Company completed the sale in the third quarter of fiscal 2013 and recorded a pre-tax loss of $0.8 million for fiscal 2013. The operations of Mentor Rhode Island are presented as discontinued operations in the consolidated statements of operations. Loss from discontinued operations for fiscal 2013 included a $0.7 million impairment charge related to the write-off of intangible assets.
The net revenue and loss before income taxes for the Company’s discontinued operations for the periods presented is as follows (in thousands):

	Year ended September 30,
	2015	2014	2013
Net revenue	$968	$13,425	$18,483
Income (loss) before income taxes	(1,634)	(2,259)	(3,244)

7. Disposition of Businesses

During the second quarter of fiscal 2015 the Company decided to discontinue ARY services in the state of Illinois. These operations are included in the Human Services Segment. The comprehensive transition plan with the Department of Children and Family Services ("DCFS") and subsequent closure was successfully completed during the third quarter of fiscal 2015. In connection with this closure, the Company recorded an impairment charge of $2.2 million for intangible assets attributable to the business unit during the year ended September 30, 2015. The Company assessed the disposal under the guidance of ASU 2014-08, "Discontinued Operations and Disclosures of Disposals of Components of an Entity" and concluded that it did not meet the criteria for classification as discontinued operations and did not represent an individually significant component.

On June 23, 2015, following a six-month review of its service line supporting at-risk youth, the Company announced its decision to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. These operations are included in the Human Services Segment. As a result of this decision, the Company recorded an impairment charge of $8.2 million for intangible assets attributable to the business units during fiscal 2015 which is within depreciation and amortization for the year ended September 30, 2015. On December 1, 2015, the Company completed the sale of our ARY operations in the state of North Carolina. As consideration, the buyer assumed our lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million. In the other four states, the Company is working with its public partners to transition each child or adolescent into other provider programs by the end of the first quarter of fiscal 2016. In connection with these closures, the Company estimates that it will incur one-time cash charges of approximately $2.4 million, consisting of severance costs of $0.3 million and lease termination costs of $2.1 million. The Company assessed the disposal group under the guidance of ASU 2014-08, "Discontinued Operations and Disclosures of Disposals of Components of an Entity" and concluded that the closure of the disposal group does not represent a "strategic shift" and therefore has not been classified as discontinued operations for any of the periods presented. However, the Company has concluded that the disposal group was an individually significant disposal group. Pretax losses for this disposal group were $13.9 million, $11.3 million and $5.5 million for the years ended September 30, 2015, September 30, 2014 and September 30, 2013, respectively. The pretax loss included an intangible asset impairment charge of $8.2 million that was recorded in the third quarter of fiscal 2015.

8. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the fiscal years ended September 30, 2015 and 2014 are as follows (in thousands):

	Human Services	Post-Acute Specialty Rehabilitation Services	Total
Balance as of September 30, 2013	169,524	66,001	235,525
Goodwill acquired through acquisitions	21,134	973	22,107
Balance as of September 30, 2014	$190,658	$66,974	$257,632
Goodwill acquired through acquisitions	2,628	14,260	16,888
Balance as of September 30, 2015	$193,286	$81,234	$274,520
Annual Goodwill Impairment Testing
The Company tests goodwill at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill on July 1 of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of these assets.
The Company has elected to bypass the qualitative assessments and proceed directly to the two-step impairment test. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of July 1, 2015, 2014 and 2013 and concluded based on the first step of the process that there was no goodwill impairment.
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

Intangible Assets
Intangible assets consist of the following as of September 30, 2015 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$468,549	$225,383	$243,166
Non-compete/non-solicit	2 years	6,097	3,477	$2,620
Relationship with contracted caregivers	1 year	7,521	6,915	$606
Trade names	2 years	4,883	3,343	$1,540
Trade names (indefinite life)	—	45,800	—	$45,800
Licenses and permits	2 years	48,395	36,314	$12,081
Intellectual property	1 year	452	409	$43
		$581,697	$275,841	$305,856
Intangible assets consist of the following as of September 30, 2014 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$484,994	$224,566	$260,428
Non-compete/non-solicit	3 years	5,716	2,448	3,268
Relationship with contracted caregivers	2 years	10,963	9,013	1,950
Trade names(1)	4 years	4,067	2,907	1,160
Trade names (indefinite life)(1)	—	45,800	—	45,800
Licenses and permits	3 years	47,629	32,724	14,905
Intellectual property	2 years	904	689	215
		$600,073	$272,347	$327,726
(1) Amounts for Trade names and Trade names (indefinite life) as of September 30, 2014 have been revised to reflect a reclassification of $3.4 million of Trade names to Trade names (indefinite life).
For fiscal years ended 2015, 2014 and 2013, the amortization expense for continuing operations was $38.7 million, $37.7 million and $38.2 million, respectively. Amortization expense for discontinued operations was zero, $0.2 million and $0.4 million for fiscal years ended 2015, 2014 and 2013, respectively.
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
The Company has elected to bypass the qualitative assessments and proceeded directly to the quantitative impairment test. The Company performed its annual impairment testing as of July 1, 2015, 2014 and 2013 and concluded that there is no impairment to its indefinite lived trade names.

Long Lived Impairment Testing
During the fiscal year ended September 30, 2015, the Company decided to discontinue ARY services in the states of Illinois, Florida, Louisiana, Indiana, North Carolina and Texas. These operations are included in the Human Services Segment. As a result, the Company recorded impairment charges of $0.4 million for relationships with contracted caregivers, $9.8 million for agency contracts, and $0.2 million of other intangibles. The total impairment charge of $10.4 million is included in depreciation and amortization expense for fiscal year ended September 30, 2015. See Note 7 for further information about the completed and planned divestitures in these states.
During the fiscal year ended September 30, 2014, the Company determined that certain intangible assets associated with programs that it voluntarily withdrew from within the Human Services segment were impaired. As a result, the Company wrote off $0.5 million of non-compete agreements, $0.6 million of agency contracts and $0.2 million of licenses and permits. The total impairment charge associated with these programs of $1.3 million is included in depreciation and amortization expense for the fiscal year ended September 30, 2014.
Additionally, during the fiscal year ended September 30, 2014, the Company notified the state of Connecticut of its intention to stop providing services under existing contracts due to rate cuts and a change in state policy. As a result, the Company wrote off $1.5 million of agency contracts and $0.1 million of license and permits. The total impairment charge of $1.6 million is included in loss from discontinued operations for the fiscal year ended September 30, 2014.
The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year Ending September 30,	(In thousands)
2016	$36,420
2017	32,741
2018	31,881
2019	31,598
2020	30,801
Thereafter	96,615
$260,056
9. Property and Equipment
Property and equipment consists of the following as of September 30 (in thousands):

	2015	2014
Buildings and land	$125,103	$123,899
Vehicles	57,495	50,454
Computer hardware and software	31,165	32,276
Leasehold improvements	65,757	53,198
Furniture and fixtures	16,687	14,749
Office and telecommunication equipment	6,133	6,772
Software for internal use	3,033	1,488
Construction in progress	4,590	1,005
	309,963	283,841
Less accumulated depreciation	(141,736)	(124,355)
Property and equipment, net	$168,227	$159,486
For fiscal years ended 2015, 2014 and 2013, depreciation expense for continuing operations was $32.8 million, $28.4 million and $25.4 million, respectively, and depreciation expense for discontinued operations was $132 thousand, $293 thousand and $370 thousand, respectively.

10. Certain Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of September 30 (in thousands):

	2015	2014
Prepaid business expense	$2,300	$2,514
Prepaid insurance	1,208	1,185
Anticipated insurance recoveries	7,245	6,637
Other	3,296	5,871
Prepaid expenses and other current assets	$14,049	$16,207
Other Accrued Liabilities
Other accrued liabilities consist of the following as of September 30 (in thousands):

	2015	2014
Accrued insurance	$16,994	$15,464
Overpayments	1,039	6,746
Due to third party payors	10,093	3,727
Accrued professional services	3,977	2,481
Accrued interest	86	3,465
Other	14,239	17,437
Other accrued liabilities	$46,428	$49,320
Other Long-Term Liabilities
Other long-term liabilities consist of the following as of September 30 (in thousands):

	2015	2014
Accrued self-insurance reserves	$55,612	$54,037
Other	23,558	15,277
Other long-term liabilities	$79,170	$69,314

11. Long-term Debt
The Company’s long-term debt consists of the following as of September 30 (in thousands):

	2015	2014
Term loan principal; principal and interest due in quarterly installments through January 31, 2021	$645,585	$597,000
Original issue discount on term loan, net of accumulated amortization	(1,457)	(1,235)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	—	212,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	—	(4,570)
	644,128	803,195
Less current portion	6,554	168,000
Long-term debt	$637,574	$635,195
As of September 30, 2015 and 2014, the Company did not have any borrowings under the senior revolver.
Senior Secured Credit Facilities
The Company's and NMHH's senior credit agreement (the “senior credit agreement”), as amended, governs a $655.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility has a seven years maturity and the senior revolver has a five years maturity from the effective date, or January 31, 2014. The senior credit agreement provides that NMHI may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.
All of the obligations under the senior secured credit facilities are guaranteed by NMHH and the subsidiary guarantors named therein (the “Subsidiary Guarantors”). Pursuant to the Guarantee and Security Agreement, dated as of January 31, 2014 (the “guarantee and security agreement”), among NMHH, as parent guarantor, NMHI, certain of the its subsidiaries, as subsidiary guarantors and Barclays Bank, PLC, as administrative agent, subject to certain exceptions, the obligations under the senior secured credit facilities are secured by a pledge of 100% of the NMHI’s capital stock and the capital stock of domestic subsidiaries owned by NMHI and any other domestic Subsidiary Guarantor and 65% of the capital stock of any first tier foreign subsidiaries and a security interest in substantially all of NMHI’s tangible and intangible assets and the tangible and intangible assets of NMHH and each Subsidiary Guarantor.
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of September 30, 2015, NMHI had no borrowings under the senior revolver and $48.4 million of letters of credit issued under the institutional letter of credit facility. NMHI also issued $0.9 million of standby letters of credit under the senior revolver at September 30, 2015.
At its option, NMHI may add one or more new term loan facilities or increase the commitments under the senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million plus any additional amounts so long as certain conditions, including a consolidated first lien leverage ratio (as defined in the senior credit agreement) of not more than 4.50 to 1.00 on a pro forma basis, are satisfied. NMHI used $55.0 million of the incremental borrowings capacity in February 2015.
Borrowings under the senior secured credit facilities bear interest, at our option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points, plus 2.25% (provided that the ABR rate applicable to the term loan facility will not be less than 2.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 1.00% per annum), plus 3.25%. NMHI is also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. NMHI must also pay customary letter of credit fees.
The senior credit agreement requires NMHI to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon its achievement of certain first lien leverage ratios) of the NMHI’s annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. Excess cash flow is defined in the senior credit agreement as (A) the sum of (i) consolidated net income (as defined in the senior credit agreement), plus (ii) the net decrease in working capital, plus (iii) noncash charges previously deducted from consolidated net income, plus (iv) non-cash losses from assets sales, minus (B) the sum of (i) certain amortization and other mandatory prepayment of indebtedness, plus (ii) unfinanced capital expenditures plus (iii) the cash portion of permitted investments plus (iv) noncash gains previously including in consolidated net income, plus (v) the net increase in working capital, plus (vi) certain cash payments of long-term liabilities, plus (vii) cash restricted payments, plus (viii) cash expenditures not expensed during such period, plus (ix) penalties paid in connection with the repayment of indebtedness, plus (x) certain cash distributions from the SRS business, plus (xi) aggregate unfinanced portion of contract consideration for acquisition or capital expenditures to be consummated, plus (xii) aggregate amount of cash amounts received in such period but excluded from consolidated net income, plus (xiii) certain cash payments in respect of earnout obligations, plus (xiv) certain voluntary prepayments of indebtedness, plus (xv) certain cash payments of non-cash charges added back in a prior period, plus (xvi) all charges or expenses incurred in such period but excluded from consolidated net income. NMHI is not required to make an additional mandatory prepayment for the year ended September 30, 2015. NMHI is required to repay the term loan facility portion of the senior secured credit facilities in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity. The senior credit agreement permits NMHI to offer to its lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the senior credit agreement.
Senior Notes
During fiscal 2014 and 2015, NMHI redeemed $38.0 million and $212.0 million of senior notes, respectively. The redemption price of the senior notes was 106.25% of the principal amount redeemed. As a result of the redemptions, NMHI incurred expense of $3.6 million and $17.1 million during fiscal 2014 and 2015, respectively, related to deferred financing fees, debt issuance costs and associated call premiums. The expense is reflected in extinguishment of debt in the statement of operations.
Covenants
The senior credit agreement contains negative financial and non-financial covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates.
In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI’s usage of the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of September 30, 2015 as NMHI’s usage of the senior revolver did not exceed the threshold for the quarter ended September 30, 2015.
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
The fair value of the swap agreement, representing the price that would be received to transfer the liability in an orderly transaction between market participants, was $2.9 million or $1.7 million after taxes, at September 30, 2015. The fair value was recorded in Other accrued liabilities and was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the year ended September 30, 2015, nor was any amount excluded from ineffectiveness testing for the period.
Annual maturities
Annual maturities of the Company’s debt for the fiscal year ended September 30 are as follows:

(In thousands)
2016	$6,554
2017	6,554
2018	6,554
2019	6,554
2020	6,554
Thereafter	612,815
Total	$645,585
Amounts due at any year end may increase as a result of the provision in the senior credit agreement that requires a prepayment of a portion of the outstanding term loan amounts if NMHI generates certain levels of cash flow.
12. Stockholder’s Equity
Common Stock
The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share.

Preferred Stock
The Company has authorized 50,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock are outstanding.
Dividends to National Mentor Holdings, LLC
During fiscal 2015, 2014 and 2013, the Company paid dividends to NMH Investment of zero, $110 thousand and $39 thousand, respectively, to fund the repurchases of equity units from employees upon or after their departures from the Company.
13. Employee Savings and Retirement Plans
The Company has a multi-company plan (the “Plan”) which covers all of its wholly-owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its business units. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of $7.4 million, $5.5 million and $4.0 million, for fiscal years 2015, 2014 and 2013, respectively.
The Company has the following two deferred compensation plans:
The National Mentor Holdings, LLC Executive Deferred Compensation Plan
The National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for senior management, in which the Company contributes to the executive’s account a percentage of the executive’s base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.6 million, $0.5 million and $0.4 million for fiscal 2015, 2014 and 2013, respectively. The unfunded accrued liability was $3.3 million and $2.8 million as of September 30, 2015 and 2014, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.
The National Mentor Holdings, LLC Executive Deferral Plan
The National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $1.4 million, $0.9 million and $0.9 million for fiscal 2015, 2014 and 2013 respectively. The accrued liability related to this plan was $8.4 million and $7.5 million as of September 30, 2015 and 2014, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.
In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company has purchased company owned life insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. The cash surrender value of the COLI policies was $6.8 million and $6.2 million as of September 30, 2015 and 2014, respectively, and was included in other assets on the Company’s consolidated balance sheets.
Retirement Agreement
The Company entered into a retirement agreement with Mr. Murphy, the Company's Executive Chair, (the “Retirement Agreement”) on August 19, 2015. Pursuant to the Retirement Agreement, the Company expects to pay him the following amounts in connection with his retirement: (i) $800,000 over a period of two years, representing a continuation of his salary, (ii) $48,000 over a period of two years (representing a payment of $2,000 per month for 24 months in lieu of continuing health and welfare benefits) and (iii) $800,000 over the next two years, representing his target annual bonus of 100% of base salary under the incentive compensation plan for two years after his retirement. The accrued liability related to these retirement benefits was $1.7 million as of September 30, 2015.
The expense related to the deferred compensation plans and retirement agreement for the fiscal years ended September 30, 2015, 2014 and 2013 was $2.2 million, $1.2 million and $1.5 million, respectively.

14. Related Party Transactions
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
On September 22, 2014 the management agreement with Vestar was terminated as a result of the completion of the Company's IPO. As a result, there were no management fees and expenses recorded during the year ended September 30, 2015. In connection with the IPO, the Company paid a one-time transaction advisory fee of $8.0 million which was expensed and paid in fiscal 2014. During the year ended September 30, 2014 and 2013, the Company recorded $9.5 million, including the one-time transaction advisory fee of $8.0 million, and $1.4 million of management fees and expenses, respectively. The accrued liability related to the management agreement was zero and $0.6 million at September 30, 2015 and September 30, 2014, respectively.
Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, California and Wisconsin. These leases have various expiration dates extending out as far as December 2020. Related party lease expense was $0.8 million, $1.1 million and $1.6 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
15. Fair Value Measurements
The following table set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest Rate Swap Agreements	$(2,861)	$—	$(2,861)	$—
Contingent consideration	$(9,075)	$—	$—	$(9,075)
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
Interest rate-swap agreements. The Company’s interest rate swap agreements are classified within level 2 of the fair value hierarchy. The fair value of the swap agreements was recorded in current liabilities (under other accrued liabilities) in the Company’s consolidated balance sheets. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.

Contingent Consideration. In connection with the acquisition of Mass Adult Day Health (“Adult Day Health”) and Cassell & Associates LLC ("Cassell"), the Company recorded contingent consideration pertaining to the amounts potentially payable to the former owners of Adult Day Health and Cassell. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represent Level 3 inputs within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for fiscal years 2015 and 2014.

(in thousands)	Level 3 Inputs Liabilities
Balance at September 30, 2013	$—
Acquisition date fair value of contingent consideration obligations recorded	2,400
Balance at September 30, 2014	2,400
Acquisition date fair value of contingent consideration obligations recorded	6,100
Present value accretion	$575
Balance at September 30, 2015	$9,075
Items Measured at Fair Value on a Nonrecurring Basis. The Company’s intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the year ended September 30, 2015, certain intangible assets associated with the at-risk youth business with a carrying value of $10.4 million were written off because the Company determined the assets had no net realizable value. See Note 7 for further information about the decision to discontinue at-risk youth services in Florida, Louisiana, Indiana, North Carolina and Texas. The asset impairment charge of $10.4 million was recorded in amortization in the accompanying consolidated statement of operations. These adjustments were determined by comparing the fair value based on projected future discounted cash flows to be provided from the intangible assets to the assets' carrying value. There were no other items measured at fair value on a nonrecurring basis during the year ended September 30, 2015.
During the year ended September 30, 2014, certain long-lived intangible assets associated with our human services business with a carrying value of $2.9 million were written off because the Company determined the assets had no net realizable value. The asset impairment charge of $2.9 million was recorded in amortization expense in the accompanying consolidated statement of operations. These adjustments were determined by comparing the projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.
16. Leases
Operating leases
The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2027. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense from continuing operations for fiscal 2015, 2014 and 2013 was $65.1 million, $57.7 million and $53.8 million, respectively.
On September 23, 2015, the Company entered into an amendment to its lease agreement for its corporate office. The lease agreement, as amended, expires on July 31, 2024 and the Company has the option to extend the lease term for a period of 5 years. As of September 30, 2015. the Company had total expected minimum lease commitments of approximately $18.0 million over the lease term. Total rent expense related to this lease was $1.7 million, $1.5 million and $1.5 million for fiscal years 2015, 2014 and 2013, respectively.

Future minimum lease payments for non-cancellable operating leases for the fiscal years ending September 30 are as follows (in thousands):

2016	$58,872
2017	50,925
2018	41,502
2019	32,298
2020	22,022
Thereafter	64,001
$269,620
Capital leases
The Company leases certain facilities and office equipment under various non-cancellable capital leases that expire at various dates through fiscal 2025. Assets acquired under capital leases with an original cost of $7.8 million and $7.8 million and related accumulated amortization of $2.8 million and $2.2 million are included in property and equipment, net for fiscal 2015 and 2014, respectively. Amortization expense for fiscal years 2015, 2014 and 2013 was $0.6 million, $0.6 million and $0.7 million, respectively.
The following is a schedule of the future minimum lease payments under the capital leases for the fiscal years ending September 30 (in thousands):

2016	$1,124
2017	1,124
2018	1,124
2019	1,124
2020	1,124
Thereafter	3,756
Total minimum lease payments	9,376
Less: Interest payments	(3,319)
$6,057
Interest expense on capital leases during fiscal years 2015, 2014 and 2013 was $0.7 million, $0.7 million, and $0.8 million, respectively.
17. Accruals for Self-Insurance and Other Commitments and Contingencies
The Company maintains insurance for professional and general liability, workers’ compensation liability, automobile liability and health insurance liabilities that includes self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured.
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
18. Other Commitments and Contingencies
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
19. Income Taxes
The provision (benefit) for income taxes consists of the following as of September 30 (in thousands):

	2015	2014	2013
Current:
Federal	$—	$—	$—
State	2,333	1,385	1,009
Total current taxes payable	2,333	1,385	1,009
Deferred:
Federal	1,735	(10,338)	(8,452)
State	(1,379)	(2,510)	(2,499)
Net deferred tax provision (benefit)	356	(12,848)	(10,951)
Income tax provision (benefit)	$2,689	$(11,463)	$(9,942)
The Company paid income taxes, net of any refunds, during fiscal 2015, 2014 and 2013 of $1.9 million, $0.6 million, and $1.7 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following as of September 30 (in thousands):

	2015	2014
Gross deferred tax assets:
Deferred compensation	$1,875	$1,229
Interest rate swap agreements	1,157	—
Accrued workers’ compensation	12,335	12,528
Net operating loss carryforwards	15,145	30,597
Allowance for bad debts	3,828	4,078
Tax credits	4,933	4,733
Depreciation	3,067	681
Other	5,321	2,933
	47,661	56,779
Valuation allowance	(9,229)	(10,033)
Deferred tax assets	38,432	46,746
Deferred tax liabilities:
Amortization of goodwill and intangible assets	(74,477)	(81,999)
Other accrued liabilities	(2,530)	(4,123)
Net deferred tax liabilities	$(38,575)	$(39,376)
The Company is required to record a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that valuation allowances at September 30, 2015 and 2014 of $9.2 million and $10.0 million, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowances primarily related to certain state net operating loss carryforwards.
For federal purposes, the Company had $15.0 million of net operating loss carryforwards as of September 30, 2015, which expire in 2035. For state purposes, the Company had $199.3 million of net operating loss carryforwards for fiscal 2015, which expire from 2016 through 2035.
The following is reconciliation between the statutory and effective income tax rates at September 30 (in thousands):

	2015	2014	2013
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.6%	2.0%	3.6%
Nondeductible compensation	0.8%	(0.8)%	(0.3)%
Other nondeductible expenses	9.1%	(1.1)%	(0.2)%
Credits	(3.0)%	0.0%	0.0%
Other	(5.7)%	(0.3)%	(0.2)%
Effective tax rate	39.8%	34.8%	37.9%
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
No unrecognized tax benefit was recognized for the years ended September 30, 2015, 2014 and 2013. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. No interest and penalties were accrued as of September 30, 2015, 2014 and 2013.

The Company files a federal consolidated return and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2012. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s income tax returns. In addition, the Company believes its accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter.
20. Segment Information
The Company conducts its business through two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment.

Through the Human Services Segment, the Company primarily provides home and community-based human services to adults and children with intellectual and developmental disabilities (“I/DD”), and to youth with emotional, behavioral and/or medically complex challenges (“ARY”) and, beginning in the quarter ended September 30, 2014, to elders. The operations of the Human Services Segment have been organized by management into three operating segments based upon geography and clients served. These segments have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting.

Through the SRS Segment, the Company delivers services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two operating segments, NeuroRestorative and CareMeridian, based upon service type. The NeuroRestorative operating group provides behavioral therapies to brain injured clients in post-acute community settings and the CareMeridian operating group provides a higher level of medical support to traumatically injured clients. These two operating segments have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker, which is the Company's Chief Executive Officer, for the purpose of evaluating these results and making decisions regarding resource allocations.
The Company evaluates performance based on EBITDA. EBITDA for each segment is defined as income from continuing operations before depreciation and amortization, intangible impairments, interest income (expense), and income taxes directly attributable to the segment.
Activities classified as “Corporate” in the table below relate primarily to unallocated home office expenses, management fees, and debt extinguishment costs.

The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the Year Ended September 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2015
Net revenue	$1,103,026	$263,920	$—	$1,366,946
EBITDA	165,741	49,099	(87,964)	126,876
Total assets	611,546	254,529	197,109	1,063,184
Depreciation and amortization	56,617	23,033	2,522	82,172
Purchases of property and equipment	22,972	16,551	3,270	42,793
2014
Net revenue	$1,025,672	$230,166	$—	$1,255,838
EBITDA(1)	143,492	36,738	(76,472)	103,758
Total assets	634,989	222,475	350,490	1,207,954
Depreciation and amortization	45,576	19,177	2,735	67,488
Purchases of property and equipment	15,907	16,250	3,138	35,295
2013
Net revenue	$974,088	$208,421	$—	$1,182,509
EBITDA(1)	135,715	33,241	(53,697)	115,259
Total assets	655,140	207,475	158,654	1,021,269
Depreciation and amortization	45,239	15,948	2,386	63,573
Purchases of property and equipment	17,791	10,491	3,619	31,901

(1) The performance measures previously reported for fiscal 2014 and fiscal 2013 have been revised from Income (loss) from continuing operations before income taxes to EBITDA.

A reconciliation of EBITDA to income from continuing operations on a consolidated basis is as follows:

	Year Ended September 30
	2015	2014	2013
EBITDA	$126,876	$103,758	$115,259
Less:
Depreciation and amortization	82,172	67,488	63,573
Interest expense, net	37,943	69,166	77,940
Income (loss) from continuing operations before income taxes	$6,761	$(32,896)	$(26,254)

For fiscal 2015, Interest expense, net includes the accretion of $0.6 million of interest expense associated with acquisition related contingent consideration liabilities and $0.1 million of interest income included in Other income (expense) in the Statement of Operations. For fiscal 2014 and 2013 Interest expense, net includes $0.2 million and $0.1 million of interest income, respectively, included in Other income (expense) in the Statement of Operations.
Revenue derived from contracts with state and local government payors in the State of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for approximately 15% of the Company’s revenue for the fiscal year ended September 30, 2015 and 14% of revenue for the fiscal years ended September 30, 2014 and 2013.

21. Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable on the exercise of outstanding options and vesting of restricted stock units when dilutive.

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended September 30,
	2015	2014	2013
Numerator
Net income (loss)	$3,072	$(22,815)	$(18,296)
Denominator
Weighted average shares outstanding, basic	36,959,997	25,538,493	25,250,000
Weighted average common equivalent shares	128,635	—	—
Weighted average shares outstanding, diluted	37,088,632	25,538,493	25,250,000
Net income (loss) per share, basic and diluted	$0.08	$(0.89)	$(0.72)
Equity instruments excluded from diluted net income (loss) per share calculation as the effect would have been anti-dilutive:
Stock options	1,758	559,327	—
Restricted stock units	5,664	550,481	—

For each of the periods presented above for which the Company incurred a net loss the outstanding stock options and restricted stock units have an anti-dilutive effect and therefore all awards have been excluded from the diluted weighted average shares outstanding. Accordingly, basic and diluted weighted average shares for those periods are equal. During the year ended September 30, 2013, there were no common share equivalents outstanding.
22. Stock-Based Compensation
Summary of Stock-Based Compensation Plans
2006 Unit Plan
NMH Investment maintained the Amended and Restated 2006 Unit Plan (the “Unit Plan”). Under the plan NMH Investment issued units of limited liability company interests pursuant to such plan, consisting of Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units, Class F Common Units, Class G Common Units and Class H Common Units. These units derive their value from the value of the Company. Under the Amended and Restated 2006 Unit Plan there are 192,500 Class B Common Units, 202,000 Class C Common Units, 388,881 Class D Common Units, 6,375 Class E Common Units, 5,396,388 Class F Common Units, 130,000 Class G Common Units and 1,200,000 Class H Common Units authorized for issuance under the plan.
On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed shares of our common stock it held to its existing unit holders based on the respective membership interests.
2014 Plan
Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). The 2014 Plan authorizes the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”) and restricted stock units (“RSUs”) to purchase up to 3,325,500 shares authorized in the 2014 Plan. Under the terms of the 2014 Plan, stock options may not be granted at less than the fair market value on the date of grant. Employee NSOs issued under the 2014 Plan vest annually over three years and expire after 10 years and RSUs vest annually over 3 years, in each case the awards are subject to a requisite service period equal to the vesting term. Director RSUs are subject to cliff vesting on the first anniversary of the grant date. NSOs and RSUs granted under the 2014 Plan immediately vest upon certain events, as described in the 2014 Plan. As of September 30, 2015, approximately 2.2 million shares were available for future grant of awards under the 2014 Plan.
Units of NMH Investment LLC Interests
As of the year ended September 30, 2011, all outstanding Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units were fully vested.
Class F Common Units generally vest annually over three years. The Class G Common Units vested upon the initial public offering of the Company. The Class H Common Units, which were amended in September 2014, vest upon the earlier to occur of a sale of the Company and the achievement of a certain multiple of investment return threshold by Vestar and its affiliates. On September 22, 2014, the Company completed an initial public offering which triggered the vesting condition for the Class G Common Units and resulted in the Company recognizing $0.6 million of stock-based compensation expense for these units in fiscal 2014. On October 1, 2015, in connection with a secondary offering, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NMH Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting condition for the Class H Common Units and the acceleration of unvested Class F Common Units. The unrecognized compensation expense of $10.5 million for these awards will be recorded during the first quarter of fiscal 2016.
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
There were no issuances under the unit plan during fiscal year 2015. The fair value of the units issued during fiscal years 2014 and 2013 was calculated using the following assumptions:

	2014	2013
Risk-free interest rate	0.13%	0.21-0.27%
Expected term	1 year	1.7-2.4 years
Expected volatility	30.00%	40.00%
The risk-free interest rate is equal to the U.S. federal Treasury bond rate consistent with the term assumption. The expected term is the number of years in which management estimates that units will be realized. Management has estimated volatility for the units granted based on the historical volatility for a group of companies believed to be a representative peer group, selected based on industry and market capitalization, due to lack of sufficient historical publicly traded prices of the Company’s own common stock.
The summary of activity under the plan is presented below:

	Units Outstanding	Weighted Average Grant- Date Fair Value
Nonvested balance at September 30, 2014	1,424,296	$0.29
Granted	—	—
Forfeited	—	—
Vested	177,165	0.18
Nonvested balance at September 30, 2015	1,247,131	$0.18
As of September 30, 2015, there was $0.1 million and $10.4 million of unrecognized compensation expense related to the Class F and Class H Common Units, respectively. On October 1, 2015, the $10.5 million of compensation expense was recognized as a result of the Distribution.
Stock Options
For the years ended September 30, 2015 and September 30, 2014, Civitas issued 12,168 and 559,327 NSOs, respectively, which vest over three years (one-third each year). The fair value of each option granted was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	1.69% - 1.74%	1.88%
Expected term	6 years	6 years
Expected volatility	38.80% - 40.40%	45.00%
Expected dividend yield	—%	—%

Risk-free interest rate - The risk-free interest rate is equal to the U.S. federal Treasury bond rate consistent with the expected term assumption.
Expected term - Expected term represents the period that Civitas’ option grants are expected to be outstanding. As Civitas had been operating as a private company, there is not sufficient historical data to calculate the expected term of the options. Therefore, management elected to utilize the “simplified method” to determine the expected term assumption. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the option.
Expected volatility - Management has estimated volatility for the units granted based on the historical volatility for a group of companies believed to be a representative peer group, selected based on industry and market capitalization, due to lack of sufficient historical publicly traded prices of our own common stock.
Expected dividend yield - The expected dividend yield is zero as dividends are not expected to be paid in the foreseeable future.
The table below summarizes our stock option activity during fiscal year 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2014	559,327	$17.00
Granted	12,168	15.98
Forfeited	3,595	17.00
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2015	567,900	$16.98	9.0	$3,373
Vested or expected to vest as of September 30, 2015	532,431	$16.99	9.0	$3,157
Exercisable at September 30, 2015	186,511	$17.00	9.0	$1,104
The fair value of the stock options on the date of grant, less an estimated forfeiture rate, will be recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods (vesting term) of the awards. The Company will record additional expense if the actual forfeitures are lower than the estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest.
As of September 30, 2015, there was $2.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock Unit Awards
For the years ended September 30, 2015 and 2014, Civitas issued 39,393 and 550,481 restricted stock unit awards, respectively, to employees and members of the Board of Directors. These awards will vest over three years (one-third each year) for employee grants and one year (100% on the first anniversary of the grant date) for grants to members of the Board of Directors.
A summary of our issued restricted stock unit awards is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2014	550,481	$17.00
Granted	39,393	18.00
Forfeited	1,622	17.00
Vested	202,317	17.00
Non-vested units at September 30, 2015	385,935	$17.10

The fair value of the restricted stock unit awards on the date of grant, less an estimated forfeiture rate for employee grants, will be recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods (vesting term) of the awards. The Company will record additional expense if the actual forfeitures are lower than the estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest.
As of September 30, 2015, there was $6.3 million of unrecognized compensation expense related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.
The Company recorded $5.2 million, $0.9 million and $0.3 million of stock-based compensation expense for fiscal years 2015, 2014 and 2013, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations.
23. Valuation and Qualifying Accounts
The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2015, 2014 and 2013 (in thousands):

	Balance at Beginning of Period	Provision	Write-Offs	Balance at end of Period
Fiscal year ended September 30, 2015	$11,491	$17,055	$(17,339)	$11,207
Fiscal year ended September 30, 2014	$12,494	$20,392	$(21,395)	$11,491
Fiscal year ended September 30, 2013	$9,250	$18,286	$(15,042)	$12,494
The Company also had $6.7 million and $6.7 million of accounts receivable collateralized by liens, net of allowances for those liens of $1.6 million and $1.7 million, recorded as part of other assets within the accompanying consolidated balance sheets as of September 30, 2015 and September 30, 2014, respectively.
24. Quarterly Financial Data (unaudited)
The following table presents consolidated statement of operations data for each of the eight quarters in the period which began December 31, 2013 and ended September 30, 2015. This information is derived from the Company’s unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For The Quarters Ended (in thousands, except share and per share amounts)
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Net revenue	$351,182	$345,994	$335,180	$334,590	$327,291	$318,189	$306,366	$303,992
Income (loss) from continuing operations, net of tax	4,298	1,391	1,768	(3,385)	(4,491)	(24)	(12,236)	(4,683)
Income (loss) from discontinued operations, net of tax	(34)	(841)	(70)	(55)	(1,449)	29	46	(7)
Net income (loss)	$4,264	$550	$1,698	$(3,440)	$(5,940)	$5	$(12,190)	$(4,690)

Loss per common share, basic
Income (loss) from continuing operations	$0.12	$0.04	$0.05	$(0.09)	$(0.17)	$—	$(0.48)	$(0.19)
Income (loss) from discontinued operations	—	(0.03)	—	—	(0.05)	—	—	—
Net income (loss)	$0.12	$0.01	$0.05	$(0.09)	$(0.23)	$—	$(0.48)	$(0.19)
Loss per common share, diluted
Income (loss) from continuing operations	$0.11	$0.04	$0.05	$(0.09)	$(0.17)	$—	$(0.48)	$(0.19)
Income (loss) from discontinued operations	—	(0.03)	—	—	(0.05)	—	—	—
Net income (loss)	$0.11	$0.01	$0.05	$(0.09)	$(0.23)	$—	$(0.48)	$(0.19)
Weighted average number of common shares outstanding, basic	36,990	36,950	36,950	36,950	26,395	25,250	25,250	25,250
Weighted average number of common shares outstanding, diluted	37,212	37,123	37,066	36,950	26,395	25,250	25,250	25,250

25. Subsequent Events
On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed all of the 25,250,000 shares of the Company's common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of NMH Investment's Limited Liability Company Agreement and the management unitholders agreements. The Distribution triggered the vesting condition of the Class H Common Units and the acceleration of unvested Class F Common Units. The unrecognized compensation of $10.5 million associated with these units will be recorded during the first quarter of fiscal 2016. The Distribution had no impact on the number of shares outstanding.
The secondary offering was completed on October 7, 2015. In the secondary offering, 2,300,000 shares of common stock were sold by the selling stockholders to the public at a price of $20.37 per share, net of underwriting discounts and commissions. The Company did not receive any proceeds from the sale of any shares by the selling stockholders. The secondary offering had no impact on the number of share outstanding.
On November 30, 2015, the Company acquired a company complementary to its Human Services business for aggregate consideration of $3.4 million.

Financial Statement Schedules
Schedule I—Condensed Parent Company Financial Information

Civitas Solutions, Inc. Parent-Only Condensed Balance Sheets

(in thousands)	September 30,
	2015	2014
Assets
Cash	$—	$125
Other assets	5,236	3,482
Deferred income taxes	9,793	13,206
Investment in subsidiaries	106,263	101,636
Total assets	121,292	118,449
Liabilities & Stockholders' Equity
Other liabilities	17	2,911
Total liabilities	17	2,911
Stockholder's equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,093,237 and 36,950,000 shares issued and outstanding at September 30, 2015 and 2014, respectively	371	370
Additional paid-in-capital	277,311	272,943
Accumulated other comprehensive loss	(1,704)	—
Accumulated deficit	(154,703)	(157,775)
Total stockholders' equity	121,275	115,538
Total liabilities and stockholders' equity	$121,292	$118,449

 Civitas Solutions, Inc. Parent-Only Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands)	For the Year Ended September 30,
	2015	2014	2013
General and administrative expenses	$—	$(738)	$—
Equity in net income (loss) of subsidiary	2,608	(22,402)	(18,296)
Income (loss) from operations	2,608	(23,140)	(18,296)
Income (loss) before income taxes	2,608	(23,140)	(18,296)
Expense (benefit) for income taxes	(464)	(325)	—
Net income (loss)	$3,072	$(22,815)	$(18,296)
Other comprehensive income (loss)	$(1,704)	$1,880	$1,478
Comprehensive income (loss)	$1,368	$(20,935)	$(16,818)

Civitas Solutions, Inc. Parent-Only Condensed Statements of Cash Flows

(in thousands)	For the Year Ended September 30,
	2015	2014	2013
Cash flows used in operating activities:
Net income (loss)	$3,072	$(22,815)	$(18,296)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net (income) loss of subsidiary	(2,608)	22,402	18,296
Deferred income taxes	3,413	130	—
Other assets	(1,754)	(2,711)	—
Other accrued liabilities	(2,248)	2,994	—
Net cash used in operating activities	(125)	—	—
Cash flows provided by (used in) investing activities:
Investment in NMHI	—	(182,203)	—
Dividend from NMHI	—	110	39
Net cash provided by (used in) investing activities	—	(182,093)	39
Cash flows provided by (used in) financing activities:
Net proceeds from IPO	—	182,203	—
Dividend to NMH Investment, LLC	—	(110)	(39)
Net cash provided by (used in) financing activities	—	182,093	(39)
Decrease in cash and cash equivalents	(125)	—	—
Cash and cash equivalents, beginning of period	125	125	125
Cash and cash equivalents, end of period	$—	$125	$125

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

Note 3 - Dividend from Subsidiaries

Civitas received dividends of $110 thousand and $39 thousand for the fiscal years ended 2014 and 2013, respectively. This cash was used to fund the repurchases of equity units from employees upon or after their departures. Civitas received no dividends for the fiscal year ended 2015.

NMHI's ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of NMHI’s current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in NMHI’s current and any future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.