Form 10-Q
period 2015-12-31
Civitas Solutions, Inc.
filed 2016-02-09
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 1, 2016, there were 37,101,867 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$34,194	$41,690
Restricted cash	804	749
Accounts receivable, net of allowances of $12,002 and $11,207 at December 31, 2015 and September 30, 2015	140,482	145,395
Deferred tax assets, net	18,483	19,648
Prepaid expenses and other current assets	21,568	14,049
Total current assets	215,531	221,531
Property and equipment, net	167,411	168,227
Intangible assets, net	299,839	305,856
Goodwill	275,278	274,520
Restricted cash	50,000	50,000
Other assets	44,142	43,050
Total assets	$1,052,201	$1,063,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,820	$25,890
Accrued payroll and related costs	68,259	82,012
Other accrued liabilities	52,526	46,428
Obligations under capital lease, current	509	497
Current portion of long-term debt	6,554	6,554
Total current liabilities	147,668	161,381
Other long-term liabilities	76,101	79,170
Deferred tax liabilities, net	57,551	58,223
Obligations under capital lease, less current portion	5,429	5,561
Long-term debt, less current portion	636,005	637,574
Commitments and Contingencies (Note 16)
Stockholders’ equity
Common stock, $.01 par value; 350,000,000 shares authorized; and 37,099,699 and 37,093,237 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	371	371
Additional paid-in capital	289,748	277,311
Accumulated loss on derivatives, net of taxes of ($248) and ($1,157) as December 31, 2015 and September 30, 2015, respectively	(365)	(1,704)
Accumulated deficit	(160,307)	(154,703)
Total stockholders’ equity	129,447	121,275
Total liabilities and stockholders’ equity	$1,052,201	$1,063,184
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net revenue	$345,747	$334,590
Cost of revenue	271,012	257,558
Operating expenses:
General and administrative	49,542	40,308
Depreciation and amortization	17,987	17,210
Total operating expenses	67,529	57,518
Income from operations	7,206	19,514
Other income (expense):
Management fee of related party	—	(162)
Other income (expense), net	(815)	140
Extinguishment of debt	—	(14,343)
Interest expense	(8,573)	(10,905)
Loss from continuing operations before income taxes	(2,182)	(5,756)
Provision (benefit) for income taxes	3,392	(2,371)
Loss from continuing operations	(5,574)	(3,385)
Loss from discontinued operations, net of tax	(30)	(55)
Net loss	$(5,604)	$(3,440)
Loss per common share, basic and diluted
Loss from continuing operations	$(0.15)	$(0.09)
Loss from discontinued operations	—	—
Net loss	$(0.15)	$(0.09)
Weighted average number of common shares outstanding, basic and diluted	37,095,279	36,950,000
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net loss	$(5,604)	$(3,440)
Other comprehensive income, net of tax:
Change in unrealized loss on derivative instruments, net of tax for three months ended December 31, 2015 of $909	1,339	—
Comprehensive loss	$(4,265)	$(3,440)
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2015	37,093,237	$371	$277,311	$(1,704)	$(154,703)	$121,275
Issuance of common stock under employee incentive plans, net of shares surrendered	6,462	—	(32)	—	—	(32)
Stock-based compensation	—	—	11,719	—	—	11,719
Excess tax benefits from stock-based compensation awards	—	—	750	—	—	750
Other comprehensive income, net of tax	—	—	—	1,339	—	1,339
Net loss	—	—	—	—	(5,604)	(5,604)
Balance at December 31, 2015	37,099,699	$371	$289,748	$(365)	$(160,307)	$129,447

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Operating activities:
Net loss	$(5,604)	$(3,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for accounts receivable allowances	4,637	4,294
Depreciation and amortization	18,004	17,276
Amortization and write-off of original issue discount and initial purchasers discount	70	3,672
Amortization and write-off of financing costs	391	1,522
Stock-based compensation	11,719	1,160
Deferred income taxes	(416)	650
Loss on disposal of assets	71	65
Net change in fair value of contingent consideration	(3,156)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	276	(9,909)
Other assets	(8,987)	(7,960)
Accounts payable	(5,069)	(1,236)
Accrued payroll and related costs	(13,753)	(8,881)
Other accrued liabilities	8,732	(3,781)
Other long-term liabilities	(298)	911
Net cash provided by (used in) operating activities	6,617	(5,657)
Investing activities:
Acquisition of businesses, net of cash acquired	(4,156)	(12,518)
Purchases of property and equipment	(9,122)	(8,886)
Change in restricted cash	(55)	(477)
Proceeds from sale of assets	260	183
Net cash used in investing activities	(13,073)	(21,698)
Financing activities:
Repayments of long-term debt	(1,639)	(163,500)
Proceeds from borrowings under senior revolver	—	2,500
Repayments of borrowings under senior revolver	—	(2,500)
Repayments of capital lease obligations	(120)	(109)
Proceeds from issuance of common stock under employee equity incentive plans	31	—
Excess tax benefits from stock-based compensation	750	—
Taxes paid related to net share settlements of restricted stock unit awards	(62)	—
Net cash used in financing activities	(1,040)	(163,609)
Net decrease in cash and cash equivalents	(7,496)	(190,964)
Cash and cash equivalents at beginning of period	41,690	196,147
Cash and cash equivalents at end of period	$34,194	$5,183
Supplemental disclosure of cash flow information
Cash paid for interest	$7,948	$10,783
Cash paid for income taxes, net of refunds	$5,779	$113
Supplemental disclosure of non-cash investing activities:
Accrued property and equipment	$443	$451
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2015
(Unaudited)

1. Business Overview

Civitas Solutions, Inc. ("Civitas") is the parent of a consolidated group of subsidiaries, (collectively, the "Company") that market their services under the MENTOR Network tradename. Prior to October 1, 2015, Civitas was a partially owned subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. The equity interests of NMH Investment were owned by Vestar and certain executive officers, directors and other members of management. On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed all of the 25,250,000 shares of common stock of Civitas it held to its existing members in accordance with their respective membership interests. NMH Holdings, LLC ("NMHH") is a wholly owned subsidiary of Civitas and National Mentor Holdings, Inc. (“NMHI”) is a wholly-owned subsidiary of NMHH. The financial results of Civitas are primarily composed of the financial results of NMHI and its subsidiaries on a consolidated basis.
Civitas, through its wholly-owned subsidiaries, is the leading provider of home- and community-based health and human services to individuals with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”) and elders in need of day health services to support their independence, or adult day health (“ADH”). Since the Company’s founding in 1980, the Company’s operations have grown to 35 states. The Company provides residential services to more than 11,600 clients and approximately 14,400 clients receive periodic services from the Company in non-residential settings.

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended December 31, 2015 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the three months ended December 31, 2015 to the application of significant accounting policies as described in our audited financial statements for the year ended September 30, 2015.
3. Recent Accounting Pronouncements
Revenue from Contracts with Customers— In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard for the Company from October 1, 2017 to October 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position, results of operations, cash flows, and liquidity.
Imputation of Interest— In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. The standard is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. As of December 31, 2015 and September 30, 2015, the Company had deferred financing costs of $7.1 million and $7.5 million, respectively, within Prepaid expenses and other current assets.
Business Combinations— In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The standard is to be applied prospectively and is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Although the impact of applying this standard to prior acquisitions would have been immaterial, the adoption could have a significant impact on the accounting for future business combinations.
Income Taxes - In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The standard is to be applied prospectively and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. As of December 31, 2015 and September 30, 2015, the Company had current deferred tax assets, net of deferred tax liabilities, of $18.5 million and $19.6 million, respectively, within Deferred tax assets.
4. Long-Term Debt
As of December 31, 2015 and September 30, 2015, the Company’s long-term debt consisted of the following:

(in thousands)	December 31, 2015	September 30, 2015
Term loan principal; principal and interest is due in quarterly installments through January 31, 2021	$643,946	$645,585
Original issue discount on term loan, net of accumulated amortization	(1,387)	(1,457)
	642,559	644,128
Less current portion	6,554	6,554
Long-term debt	$636,005	$637,574

Senior Secured Credit Facilities
NMHI's senior credit agreement (the “senior credit agreement”), as amended, governs a $655.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility has a seven year maturity and the senior revolver has a five year maturity from the effective date, or January 31, 2014. All of the obligations under the senior secured credit facilities are guaranteed by NMHH and the subsidiary guarantors named therein. The senior credit agreement provides that NMHI, may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of December 31, 2015, NMHI had no loans under the senior revolver and $47.4 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of letters of credit issued under the senior revolver.
Borrowings under the senior secured credit facilities bear interest, at our option, at: (i) an alternate base rate ("ABR") equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points, plus 2.25% (provided that the ABR rate applicable to the term loan facility will not be less than 2.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 1.00% per annum), plus 3.25%. NMHI is also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. NMHI must also pay customary letter of credit fees.
The senior credit agreement requires NMHI to make mandatory prepayments, subject to certain exceptions, on a percentage of NMHI's annual Excess Cash Flow, as defined in the senior credit agreement. NMHI determines whether or not a mandatory prepayment is required at the end of each fiscal year. NMHI was not required to make a prepayment for the fiscal year ended September 30, 2015.
Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings of the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of December 31, 2015 or September 30, 2015 as NMHI’s outstanding borrowings on the senior revolver did not exceed the threshold.
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

The fair value of the swap agreements, representing the price that would be received to transfer the liability in an orderly transaction between market participants, was $0.6 million and $2.9 million as of December 31, 2015 and September 30, 2015, respectively. The fair value was recorded in Other accrued liabilities and was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap will be reported by the

Company in interest expense. There was no ineffectiveness associated with the swap during the quarter ended December 31, 2015, nor was any amount excluded from ineffectiveness testing for the period.

5. Stock-Based Compensation

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

On October 1, 2015, in connection with a secondary offering, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NMH Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting condition for the Class H Common Units and the acceleration of unvested Class F Common Units. As a result, the Company recorded compensation expense of $10.5 million related to these awards during the quarter ended December 31, 2015. The vesting of these awards impacted the allocation of the shares of Civitas that were distributed from NMH Investment, LLC to our private equity sponsor and management and not the number of shares outstanding.  This expense is not deductible for tax purposes. During the three months ended December 31, 2015 and 2014, the Company recorded compensation expense of $10.5 million and $42.8 thousand, respectively, for awards issued under the Unit Plan. The expense is included in general and administrative expense in the consolidated statements of operations. As a result of the Distribution, the Unit Plan has concluded, and there will be no future issuances under this plan.

2014 Plan

Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). The 2014 Plan authorizes the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”) and restricted stock units (“RSUs”) to purchase up to 5,546,797 shares authorized in the 2014 Plan. As of December 31, 2015, approximately 4.2 million shares were available for future grant of awards under the 2014 Plan.

Stock option activity for the three months ended December 31, 2015 is presented below:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	567,900	$16.98
Granted	87,925	26.03
Forfeited	8,055	17.00
Exercised	1,797	17.00
Expired	—	—
Outstanding at December 31, 2015	645,973	$18.20	8.9	$6,841
Vested or expected to vest as of December 31, 2015	604,765	$18.21	8.9	$6,397
Exercisable at December 31, 2015	188,101	$16.97	8.7	$2,223

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the 2014 Plan during the three months ended December 31, 2015 were valued using the following assumptions:

2015
Risk-free interest rate	1.92%
Expected term	6 years
Expected volatility	35.92%
Expected dividend yield	—%

Restricted stock unit activity for the three months ended December 31, 2015 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2015	385,935	$17.10
Granted	131,918	25.99
Forfeited	8,316	17.41
Vested	6,826	15.45
Non-vested units at December 31, 2015	502,711	$19.45

The Company recognizes the fair value of stock options and restricted stock units in net income over the requisite service period of the individual grantee, which generally equals the vesting period. The Company recorded $1.2 million of stock-based compensation expense for these awards during both the three months ended December 31, 2015 and 2014. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations.
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
Fiscal 2016 Acquisitions
During the three months ended December 31, 2015, the Company acquired the assets of two companies complementary to its business for a total fair value consideration of $4.2 million.
Mother's Touch, LLC ("Mother's Touch"). On November 30, 2015, the Company acquired the assets of Mother's Touch for $3.4 million. Mother's Touch is located in Indiana and provides residential and community-based services to individuals with developmental disabilities. The Company acquired $2.7 million of intangible assets which included $2.7 million of agency contracts with a weighted average useful life of 12 years, and $14 thousand for a non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $9 thousand. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $0.7 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
Winways, LLC ("Winways"). On December 31, 2015, the Company acquired the assets of Winways for $0.8 million. Winways is located in California and provides residential and day treatment services to individuals with traumatic brain injuries, neurological illnesses, injuries, similar conditions. The Company acquired $0.6 million of intangible assets which included $0.5 million of agency contracts with a weighted average useful life of 12 years, $75 thousand of licenses and permits with a weighted average useful life of 10 years, and $9 thousand for other intangible assets. In addition, the Company acquired total tangible assets of $29 thousand. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the Post Acute Specialty-Rehabilitation Services segment, which is expected to be deductible for tax purposes.
The following table summarizes the recognized amounts of identifiable assets acquired at the date of each acquisition:

(in thousands)	Identifiable Intangible Assets	Property and Equipment	Total Identifiable Net Assets	Goodwill
Mother's Touch	$2,741	$9	$2,750	$650
Winways	619	29	648	108
Total	$3,360	$38	$3,398	$758

The Company has not disclosed the operating results of these businesses during the three months ended December 31, 2015 because they are immaterial.

7. Pro Forma Results of Operations

The following table reflects the unaudited pro forma results of operations for the three months ended December 31, 2015 and 2014 assuming that the acquisitions made during the first quarter of fiscal year 2016 had occurred on October 1, 2014.

	Three Months Ended December 31,
(in thousands)	2015	2014
Net revenue	$347,368	$336,211
Net loss	(5,475)	(3,311)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred as of October 1, 2014 or the results that may be achieved in future periods.
8. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the three months ended December 31, 2015 are as follows (in thousands):

	Human Services	Post -Acute Specialty Rehabilitation Services	Total
Balance as of September 30, 2015	$193,286	$81,234	$274,520
Goodwill acquired through acquisitions	650	108	758
Balance as of December 31, 2015	$193,936	$81,342	$275,278
Intangible Assets
Intangible assets consist of the following as of December 31, 2015 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$471,811	$232,941	$238,870
Non-compete/non-solicit	2 years	6,114	3,728	2,386
Relationship with contracted caregivers	1 year	7,521	7,103	418
Trade names	2 years	4,866	3,468	1,398
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	48,470	37,530	10,940
Intellectual property	—	452	425	27
		$585,034	$285,195	$299,839

Intangible assets consist of the following as of September 30, 2015 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$468,549	$225,383	$243,166
Non-compete/non-solicit	2 years	6,097	3,477	2,620
Relationship with contracted caregivers	1 year	7,521	6,915	606
Trade names	2 years	4,883	3,343	1,540
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	48,395	36,314	12,081
Intellectual property	1 year	452	409	43
		$581,697	$275,841	$305,856
Amortization expense was $9.4 million for the three months ended December 31, 2015 and December 31, 2014.
The estimated remaining amortization expense related to intangible assets with finite lives for the nine months remaining in fiscal 2016 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2016	$35,474
2017	32,760
2018	32,101
2019	31,763
2020	30,651
Thereafter	91,290
Total	$254,039
9. Related Party Transactions
Management Agreement
On February 9, 2011, the Company entered into an amended and restated management agreement with Vestar Capital Partners V, L.P. (“Vestar”) relating to certain advisory and consulting services for an annual management fee. This agreement was terminated on September 22, 2014 in connection with the Company's initial public offering.
The Company recorded no management fees and expenses for the three months ended December 31, 2015 as compared to $0.2 million for the three months ended December 31, 2014. The $0.2 million of expense during the three months ended December 31, 2014 relates to reimbursable expenses that were incurred prior to the termination of the management agreement. There were no accrued liabilities relating to such fees and expenses at September 30, 2015 or December 31, 2015.
Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, California and Wisconsin. These leases were entered into in the ordinary course of business and completed at an arm’s length. These leases have various expiration dates extending out as far as December 2020. Related party lease expense was $0.2 million for the three months ended December 31, 2015 and December 31, 2014.
10. Fair Value Measurements
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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$(612)	$—	$(612)	$—
Contingent consideration	$(5,919)	$—	$—	$(5,919)
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
Contingent consideration. In connection with the acquisition of Mass Adult Day Health (“Adult Day Health”) in August 2014 and Cassell in January 2015, the Company recorded contingent consideration pertaining to the amounts potentially payable to the former owners upon the businesses achieving certain performance targets. The fair values of the Company's contingent consideration obligations are based on a probability-weighted approach derived from the overall likelihood of achieving certain performance targets. The resultant probability-weighted earn-out payments are discounted using a discount rate based upon the weighted-average cost of capital. The fair value measurement is based on significant inputs not observable in the market, which represent Level 3 inputs within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized in General and administrative expense within the consolidated statements of operations.

The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the three months ended December 31, 2015.

(in thousands)	Three Months Ended December 31, 2015
Balance at September 30, 2015	$9,075
Present value accretion	(211)
Cassell fair value adjustment	(2,945)
Balance at December 31, 2015	$5,919

As of December 31, 2015 and September 30, 2015, the Company had $5.9 million and $9.1 million of contingent consideration, respectively, of which approximately $4.6 million and $3.9 million, respectively, were reflected in Other accrued liabilities and $1.3 million and $5.2 million, respectively, were reflected in Other long-term liabilities. The $3.2 million adjustment during the three months ended December 31, 2015 relates to the Cassell acquisition and reflects the revised estimate from the date acquisition of expected operating performance during the earn out period which ends January 31, 2016.

At December 31, 2015 and September 30, 2015, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
11. Income Taxes
The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. For the three months ended December 31, 2015, the Company’s effective income tax rate was (155.5)%, as compared to an effective tax rate of 41.2% for the three months ended December 31, 2014, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. The reason the statutory rate for fiscal 2015 differed from the effective tax rate for the three months ended December 31, 2015 is primarily due to $10.5 million of stock-based compensation related to certain awards under our former equity compensation plan that vested in October 2015. This expense is not deductible for tax purposes and was considered a discrete item. Therefore, the entire impact of the expense on income taxes was recorded during the three months ended December 31, 2015.
The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2012. The Company did not have a reserve for uncertain income tax positions at December 31, 2015 and September 30, 2015. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.
12. Segment Information
The Company conducts its business through two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment.
Through the Human Services Segment, the Company primarily provides home- and community-based human services to adults and children with intellectual and developmental disabilities (“I/DD”), and to youth with emotional, behavioral and/or medically complex challenges (“ARY”) and, beginning in fiscal 2014, to elders. The operations of the Human Services Segment have been organized by management into three operating segments based upon geography and clients served.
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

Activities classified as “Corporate” in the table below relate primarily to unallocated home office expenses, management fees, and debt extinguishment costs. The favorable adjustment of $3.2 million to the Company's contingent consideration liabilities during the three months ended December 31, 2015, as further described in Note 10 Fair Value Measurements, is classified under "Corporate".
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended December 31,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2015
Net revenue	$277,710	$68,037	$—	$345,747
EBITDA	37,622	11,647	(25,115)	24,154
Total assets	603,773	251,874	196,554	1,052,201
Depreciation and amortization	11,428	5,892	667	17,987
Purchases of property and equipment	5,348	2,908	866	9,122
2014
Net revenue	$271,969	$62,621	$—	$334,590
EBITDA(1)	42,564	11,768	(31,998)	22,334
Depreciation and amortization	11,387	5,239	584	17,210
Purchases of property and equipment	4,310	4,164	412	8,886

(1) The performance measures previously reported for the three months ended December 31, 2014 have been revised from Income (loss) from continuing operations before income taxes to EBITDA.

A reconciliation of EBITDA to loss from continuing operations on a consolidated basis is as follows (in thousands):

	Three Months Ended December 31,
	2015	2014
EBITDA	$24,154	$22,334
Less:
Depreciation and amortization	$17,987	$17,210
Interest expense, net	8,349	10,880
Loss from continuing operations before income taxes	$(2,182)	$(5,756)

For the three months ended December 31, 2015, Interest expense, net includes the reversal of $0.2 million of interest expense associated with acquisition related contingent consideration liabilities and $0.3 million of interest income included in Other income (expense) in the Statement of Operations. For the three months ended December 31, 2014, Interest expense, net includes $25 thousand of interest income included in Other income (expense) in the Statement of Operations.
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for approximately 15% of the Company’s net revenue for the three months ended December 31, 2015 and 2014.

13. Disposition of Business

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. These operations are included in the Human Services Segment. On December 1, 2015, the Company completed the sale of our ARY operations in the state of North Carolina. As consideration, the buyer assumed our lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million. The closures of the ARY operations in Florida and Louisiana were complete as of December 31, 2015 and the closures of our ARY operations in Indiana and Texas were completed in January 2016. During the three months ended December 31, 2015 the Company recorded cash charges of approximately $2.1 million, consisting of severance costs of $0.5 million and lease termination costs of $1.6 million.

The Company assessed the disposal group under the guidance of ASU 2014−08, Discontinued Operations and Disclosures of Disposals of Components of an Entity and concluded that the closure of the disposal group does not represent a "strategic shift" and therefore has not been classified as discontinued operations for any of the periods presented. However, the Company has concluded that the disposal group was an individually significant disposal group. Pretax losses for this disposal group were $5.2 million and $1.5 million for the three months ended December 31, 2015 and 2014, respectively. Pretax losses for the three months ended December 31, 2015 included exit costs of $2.1 million disclosed above.

14. Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share, if applicable, is computed by dividing net income by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable on the exercise of outstanding options and vesting of restricted stock units when dilutive.
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended December 31,
(in thousands, except share and per share amounts)	2015	2014
Numerator
Net loss	$(5,604)	$(3,440)
Denominator
Weighted average shares outstanding, basic and diluted	37,095,279	36,950,000
Net loss per share, basic and diluted	$(0.15)	$(0.09)
Equity instruments excluded from diluted net income (loss) per share calculation as the effect would have been anti-dilutive:
Stock options	645,973	561,339
Restricted stock units	502,711	554,721

For each of the periods presented above the Company incurred a net loss, therefore; the potential dilutive stock options and restricted stock units have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive.
15. Accruals for Self-Insurance
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
For professional and general liability, from October 1, 2013 to September 30, 2015, the Company was self-insured for $4.0 million per claim and $28.0 million in the aggregate. Commencing October 1, 2015, the Company has been self-insured for $3.0 million per claim and $28.0 million in the aggregate.
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

17. Subsequent Events
On January 20, 2016, the Company made a $1.3 million payment for contingent consideration related to the acquisition of Mass Adult Day Health Alliance.
On February 1, 2016, the Company acquired the assets of three companies within its Human Services business and one company within its Post-Acute Specialty Rehabilitation Services business for aggregate consideration of $16.3 million. The three companies in the Human Services business provide adult day health services. The Company has determined that the presentation of the pro forma results of operations for these acquisitions is impracticable due to the timing of the acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as well as our reports on Form 8-K and other publicly available information. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this report.
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities ("I/DD"), individuals with catastrophic injuries and illnesses, particularly acquired brain injury ("ABI"), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth ("ARY") and elders in need of day health services to support their independence, or adult day health (“ADH”). As of December 31, 2015, we operated in 35 states, serving more than 11,600 clients in residential settings and approximately 14,400 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as, an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.
We have two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment. Through the Human Services Segment, we provide home- and community-based human services to adults and children with intellectual and developmental disabilities, to youth with emotional, behavioral and/or medically complex challenges and, beginning in fiscal 2014, to elders. The operations of the Human Services Segment have been organized by management into three operating segments based upon geography and clients served. Through the SRS Segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two operating segments, NeuroRestorative and CareMeridian, based upon service type. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker for the purpose of evaluating these results and making decisions regarding resource allocations.
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
Within our SRS segment, our NeuroRestorative operating segment is focused on rehabilitation and transitional living services and our CareMeridian operating segment is focused on the more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include: neurorehabilitation; neurobehavioral rehabilitation; specialized nursing; physical, occupational and speech therapies; supported living; outpatient treatment; and pre-vocational services.

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

Our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, although the population has stabilized in recent years.  This decline has contributed to increased demand for periodic, non-residential services to support at-risk youth and their families. In connection with a strategic review of our ARY service line in fiscal 2015, we completed the sale of our ARY business in North Carolina in December 2015 and completed the closures of our ARY operations in Florida and Louisiana in December 2015 and in Indiana and Texas in January 2016.
Political and economic trends can also affect our operations. Budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. For example, during the economic downturn that began in 2008, our government payors in several states responded to deteriorating revenue collections by implementing service reductions, rate freezes and/or rate reductions. Beginning in fiscal 2012, the rate environment improved and, as a result, pricing increases contributed to revenue growth during each of the fiscal years from 2012 through 2015. While this trend will likely continue in fiscal 2016, the financial impact is expected to be more modest than in prior years.
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
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises the new start operating income for such period. During the three months ended December 31, 2015 and 2014, new starts generated operating losses of $1.9 million and $1.3 million, respectively, and operating income of $0.7 million and $0.9 million, respectively.

Acquisitions
From the beginning of fiscal 2010 through December 31, 2015, we have completed 48 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically continue to do so in the future. Acquisitions could have a material impact on our consolidated financial statements.
During the three months ended December 31, 2015, we acquired the assets of two companies complementary to our business for total cash consideration of $4.2 million.
During the three months ended December 31, 2014, we acquired the assets of three companies complementary to our business for total cash consideration of $12.5 million.
Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During fiscal 2015, the Company decided to discontinue ARY services the states of Florida, Louisiana, Indiana, North Carolina and Texas. These operations are included in the Human Services Segment. On December 1, 2015, the Company completed the sale of our ARY operations in the state of North Carolina. As consideration, the buyer assumed our lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million. The closures of our ARY operations in Florida and Louisiana were complete as of December 31, 2015 and the closures of our ARY operations Indiana and Texas were completed in January 2016. During the three months ended December 31, 2015 the Company recorded exit costs of approximately $2.1 million, consisting of severance costs of $0.5 million and lease termination costs of $1.6 million. Pretax losses for this disposal group were $5.2 million and $1.5 million for the three months ended December 31, 2015 and 2014, respectively.
Revenue
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three months ended December 31, 2015 and 2014, we derived 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.
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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended December 31,
	2015	2014
I/DD Services
Gross Revenues	$232,068	$221,184
Average Residential Census	8,021	7,733
Average Daily Rate	$235.63	$231.88
Non-Residential Billable Units	3,163,464	3,088,533
Average Non-Residential Billable Unit Rate	$18.40	$18.20
Gross Revenue Growth %	4.9%
Gross Revenue growth due to:
Volume Growth	3.4%
Average Rate Growth	1.5%
At-Risk Youth Services
Gross Revenues	$42,911	$49,667
Average Residential Census	2,855	3,695
Average Daily Rate	$117.52	$104.67
Non-residential Billable Units	149,724	166,290
Average Non-Residential Billable Unit Rate	$80.43	$84.70
Gross Revenue Growth %	(13.6)%
Gross Revenue growth due to:
Volume Growth	(19.2)%
Average Rate Growth	5.6%
Adult Day Health
Gross Revenues	$5,571	$4,875
Non-residential Billable Units	362,730	320,166
Average Non-Residential Billable Unit Rate	$15.36	$15.23
Gross Revenue Growth %	14.3%
Gross Revenue growth due to:
Volume Growth	13.3%
Average Rate Growth	1.0%
Specialty Rehabilitation Services
Gross Revenues	$69,186	$62,843
Average Residential Census	1,217	1,122
Average Daily Rate	$597.60	$609.01
Non-residential Billable Units	35,759	—
Average Non-Residential Billable Unit Rate	$64.24	$—
Gross Revenue Growth %	10.1%
Gross Revenue growth due to:
Volume Growth	12.1%
Average Rate Growth	(2.0)%
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
Occupancy costs represent a significant portion of our operating costs. As of December 31, 2015, we owned 369 facilities and two offices, and we leased 1,547 facilities and 239 offices. We expect occupancy costs to increase during fiscal 2016 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Professional and general liability expense totaled 0.8% of gross revenue for the three months ended December 31, 2015 and 2014. We incurred professional and general liability expenses of $2.8 million for both the three months ended December 31, 2015 and 2014. These expenses are incurred in connection with our claims reserve and insurance premiums.
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
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended December 31,
	2015	2014
Gross revenue	100.0%	100.0%
Sales adjustments	(1.1)%	(1.2)%
Net revenue	98.9%	98.8%
Cost of revenue	77.5%	76.0%
Operating expenses:
General and administrative	14.2%	11.9%
Depreciation and amortization	5.1%	5.1%
Total operating expense	19.3%	17.0%
Income from operations	2.1%	5.8%
Other income (expense):
Management fee of related party	—%	—%
Other income (expense), net	(0.2)%	—%
Extinguishment of debt	—%	(4.2)%
Interest expense	(2.5)%	(3.2)%
Loss from continuing operations before income taxes	(0.6)%	(1.6)%
Provision (benefit) for income taxes	1.0%	(0.7)%
Loss from continuing operations	(1.6)%	(0.9)%
Loss from discontinued operations, net of tax	—%	—%
Net loss	(1.6)%	(0.9)%

Three Months Ended December 31, 2015 and 2014
Consolidated Overview

	Three Months Ended December 31,		Increase (Decrease)
(in thousands)	2015	2014
Gross revenue	$349,736	$338,569	$11,167
Sales adjustments	(3,989)	(3,979)	(10)
Net revenue	345,747	334,590	11,157
Income from operations	$7,206	$19,514	$(12,308)
Operating margin	2.1%	5.8%	(3.7)%
Consolidated gross revenue for the three months ended December 31, 2015 increased by $11.2 million, or 3.3%, compared to gross revenue for the three months ended December 31, 2014. Sales adjustments as a percentage of gross revenue decreased by 0.1% from 1.2% during three months ended December 31, 2014 to 1.1% during three months ended December 31, 2015. Gross revenue increased $2.3 million from organic growth, including growth related to new programs, and $8.9 million from acquisitions that closed during and after the three months ended December 31, 2014. Our SRS segment contributed 86.2% of the organic revenue growth with the remaining 13.8% contributed by our Human Services segment.
Consolidated income from operations was $7.2 million for three months ended December 31, 2015 compared to $19.5 million for the three months ended December 31, 2014. Income from operations decreased from 5.8% of gross revenue for the three months ended December 31, 2014 to 2.1% of gross revenue for the three months ended December 31, 2015. The decrease in our operating margin as a percentage of gross revenue was primarily due to a $10.6 million increase in stock-based compensation expense, an increase in direct labor costs due to higher amounts of overtime, and lease termination charges of $1.6 million associated with the closure of ARY operations in Florida, Louisiana, Indiana, North Carolina and Texas. In October 2015, in connection with a secondary offering, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NMH Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The increase in stock-based compensation was the result of the Class H Common Units vesting upon the completion of the Distribution on October 1, 2015. These increases in expense were partially offset by a $3.2 million reduction in the fair value of acquisition related contingent consideration liabilities of which $2.9 million is included in general and administrative expenses and $0.2 million is included in other income (expense), net for the three months ended December 31, 2015.
Revenues by segment

The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Three Months Ended December 31,		Increase (Decrease)	Percentage Increase (Decrease)
	2015	2014
I/DD gross revenue	$232,068	$221,184	$10,884	4.9%
ARY gross revenue	42,911	49,667	(6,756)	(13.6)%
ADH gross revenue	5,571	4,875	696	14.3%
Total Human Services gross revenue	280,550	275,726	4,824	1.7%
Sales adjustments	(2,840)	(3,757)
Sales adjustments as a percentage of gross revenue	(1.0)%	(1.4)%
Total Human Services net revenue	$277,710	$271,969	$5,741	2.1%
Human Services gross revenue for the three months ended December 31, 2015 increased by $4.8 million, or 1.7%, compared to the three months ended December 31, 2014. The increase in gross revenue was driven by a $10.9 million increase in I/DD gross revenue while ARY gross revenue decreased by $6.8 million compared to the three months ended December 31, 2014. Gross revenue for ADH increased $0.7 million in three months ended December 31, 2015 to $5.6 million.
The increase in I/DD gross revenue included $6.4 million from organic growth and $4.5 million from acquisitions that closed during and after the three months ended December 31, 2014. The organic growth was the result of a 2.3% increase in volume coupled with a 0.6% increase in average billing rates for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The increase in volume was driven by new starts and growth in our more mature programs.

The $6.8 million decrease in ARY gross revenue was driven by a 19.2% decrease in volume due to the divestitures of our ARY operations in Illinois during the third quarter of fiscal 2015, and in Florida, Louisiana, Indiana, North Carolina and Texas during fiscal 2016. These divestitures resulted in a decrease of $8.2 million in gross revenue, which was partially offset by an increase in revenue in the remaining ARY states.
The increase in ADH gross revenue was due to a 13.3% increase in volume and a 1.0% increase in the average billing rate compared to the three months ended December 31, 2014.
Sales adjustments for the three months ended December 31, 2015 decreased by $0.9 million, or 0.4% as a percentage of gross revenue, compared to the three months ended December 31, 2014.

The following table sets forth revenue for the SRS segment for the periods indicated (in thousands):

	Three Months Ended December 31,		Increase (Decrease)	Percentage Increase (Decrease)
	2015	2014
SRS gross revenue	$69,186	$62,843	$6,343	10.1%
Sales adjustments	(1,149)	(222)
Sales adjustments as a percentage of gross revenue	(1.7)%	(0.4)%
SRS net revenue	$68,037	$62,621	$5,416	8.6%
The SRS segment’s gross revenue for the three months ended December 31, 2015 increased by $6.3 million, or 10.1%, compared to the three months ended December 31, 2014. The increase included $2.0 million from organic growth and $4.4 million from acquisitions that closed during and after the three months ended December 31, 2014. The organic growth was driven by an increase in volume of 2.7% and an increase in the average billing rate of 0.5%. The increase in volume was driven by lower levels of open occupancy resulting from the maturation of programs started in recent years.
Sales adjustments for the three months ended December 31, 2015 increased to $1.1 million compared to $0.2 million for the three months ended December 31, 2014.
Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2015		2014			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$179,863	64.1%	$172,389	62.5%	$7,474	1.6%
Client program costs	11,197	4.0%	11,006	4.0%	191	—%
Client occupancy costs	16,637	5.9%	15,250	5.5%	1,387	0.4%
Travel & transportation costs	6,867	2.4%	7,387	2.7%	(520)	(0.3)%
Other direct costs	6,294	2.2%	6,135	2.2%	159	—%
Total cost of revenues	$220,858	78.6%	$212,167	76.9%	$8,691	1.7%
Human Services cost of revenues for the three months ended December 31, 2015 increased as a percentage of gross revenue by 1.7%, as compared to the three months ended December 31, 2014. This was primarily due to an increase in direct labor costs of 1.6% and an increase in client occupancy costs of 0.4%, partially offset by decreases in travel and transportation costs. The increase in direct labor costs as a percentage of gross revenue was primarily due to higher amounts of overtime pay and higher expense in the self-insured portion of our employee health insurance plans as compared to the three months ended December 31, 2014. The higher amounts of overtime time are a result of vacant positions within our I/DD business due to increased competition for labor in some markets. We expect these amounts to remain consistent with our most recent experience. The increase in our health insurance expense is the result a favorable adjustment to our reserves during the three months ended

December 31, 2014 resulting from lower than expected claims. The increase in client occupancy costs as a percentage of gross revenue was due to increases in rent and utilities costs and the impact of programs with higher levels of excess capacity.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2015		2014			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$35,121	50.8%	$31,440	50.0%	$3,681	0.8%
Client program costs	4,952	7.2%	4,751	7.6%	201	(0.4)%
Client occupancy costs	7,892	11.4%	7,163	11.4%	729	—%
Travel & transportation costs	849	1.2%	784	1.2%	65	—%
Other direct costs	1,228	1.8%	1,085	1.7%	143	0.1%
Total cost of revenues	$50,042	72.4%	$45,223	71.9%	$4,819	0.5%
SRS segment’s cost of revenues for the three months ended December 31, 2015 increased as a percentage of gross revenue by 0.5% as compared to the three months ended December 31, 2014. The increase was primarily due to an increase in direct labor costs of 0.8% partially offset by a decrease in client program costs of 0.4%. The increase in direct labor costs as a percentage of gross revenue was primarily due to higher levels of open occupancy in certain markets and an increase in expense for the self-insured portion of employee health insurance plans as compared to the three months ended December 31, 2014. The increase in our health insurance expense is the result of a favorable adjustment to our reserves during the three months ended December 31, 2014 resulting from lower than expected claims. The decrease in client program costs as a percentage of gross revenue was primarily due to a decrease in medical costs during the three months ended December 31, 2015 as compared to December 31, 2014.
Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Three Months Ended December 31,
	2015		2014			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
General and administrative	$49,542	14.2%	$40,308	11.9%	$9,234	2.3%
Depreciation and amortization	17,987	5.1%	17,210	5.1%	777	—%
Total operating expense	$67,529	19.3%	$57,518	17.0%	$10,011	2.3%
General and administrative expenses for the three months ended December 31, 2015 increased by $9.2 million, or 22.9%, as compared to the three months ended December 31, 2014. As a percentage of gross revenue, general and administrative expenses increased by 2.3% during the three months ended December 31, 2015. The increase in our general and administrative expenses as a percentage of gross revenue was primarily due to a $10.6 million increase in stock-based compensation expense and lease termination charges of $1.6 million associated with the closure of ARY operations in Florida, Louisiana, Indiana, North Carolina and Texas. The increase in stock-based compensation was the result of the Class H Common Units vesting upon the completion of the Distribution on October 1, 2015. These increases were partially offset by a $3.2 million reduction in the fair value of acquisition related contingent consideration liabilities of which $2.9 million is included in general and administrative expenses and $0.2 million is included in other income (expense), net for the three months ended December 31, 2015.
Depreciation and amortization expense as a percentage of gross revenue remained consistent at 5.1% as compared to the three months ended December 31, 2014.
Other (income) expense
Management fee of related party: Management fee decreased $0.2 million during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. The decrease is due to the termination of our management agreement with Vestar in connection with our initial public offering.

Other income (expense), net: Other income (expense), net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, decreased from income of $0.1 million during the three months ended December 31, 2014 to an expense of $0.8 million during the three months ended December 31, 2015. Other income (expense), net for the three months ended December 31, 2015, includes a $1.3 million loss on the sale of ARY operations in the state of North Carolina.
Interest expense: Interest expense decreased by $2.3 million during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 due to lower interest expense as a result of the redemption of $162.0 million and $50.0 million of senior notes on October 17, 2014, and March 4, 2015, respectively.
Provision (benefit) for income taxes
For the three months ended December 31, 2015, our effective income tax rate was (155.5)% compared to an effective tax rate of 41.2% for the three months ended December 31, 2014. The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year.  It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. The change in the effective tax rate during the three months ended December 31, 2015 compared to the three months ended December 31, 2015 is primarily due to $10.5 million of stock-based compensation related to certain awards under our former equity compensation plan that vested in October 2015. This expense is not deductible for tax purposes and was considered a discrete item. Therefore, the entire impact of the expense on income taxes was recorded during the three months ended December 31, 2015 which resulted in an abnormally high tax rate.
Liquidity and Capital Resources
Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand, and available borrowings under our senior revolver and proceeds from the sale of equity securities.
Operating activities
Net cash provided by operating activities was $6.6 million for the three months ended December 31, 2015, compared to cash used in operating activities of $5.7 million for the three months ended December 31, 2014. The increase in cash provided by operating activities was primarily attributable lower interest expense resulting from the redemption of our senior notes and an improvement in our average days sales outstanding ("DSO") compared to the three months ended December 31, 2014. The increase was partially offset by the impact of making estimated tax payments for federal income taxes during three months ended December 31, 2015.
Investing activities
Net cash used in investing activities was $13.1 million and $21.7 million for the three months ended December 31, 2015 and 2014, respectively. Cash paid for property and equipment for the three months ended December 31, 2015 was $9.1 million, or 2.6% of net revenue, compared to $8.9 million, or 2.7% of net revenue, for the three months ended December 31, 2014. During the three months ended December 31, 2015 we paid $4.2 million for two acquisitions. During the three months ended December 31, 2014, we paid $12.5 million for three acquisitions.
Financing activities
Net cash used in financing activities was $1.0 million for the three months ended December 31, 2015 as compared to $163.6 million for the three months ended December 31, 2014. During the three months ended December 31, 2014, we redeemed $162.0 million of our senior notes.
During the three months ended December 31, 2015, there were no borrowings or repayments made under our senior revolver. During the three months ended December 31, 2014, we borrowed an aggregate of $2.5 million under our senior revolver and repaid $2.5 million during the same period. At December 31, 2015, we had no outstanding loans and $117.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver, which reduce the availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of December 31, 2015, $47.4 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.
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
Debt and Financing Arrangements
Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMHH, wholly-owned subsidiaries of Civitas, entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”). The senior credit agreement, as amended, governs a $655.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). As of December 31, 2015, NMHI had $643.9 million of borrowings under the term loan. The aggregate amount of the revolving commitment under the senior revolver as of December 31, 2015 was $120.0 million. As of December 31, 2015 we had no loans under the senior revolver and $47.4 million of letters of credit issued under the institutional letter of credit facility. As of December 31, 2015, $2.9 million of letters of credit were issued under the senior revolver.
Covenants
The senior credit agreement contains negative financial and non-financial covenants, including, among other things, limitations on the ability of NMHI and its restricted subsidiaries to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. NMHI was in compliance with these covenants as of December 31, 2015 and September 30, 2015.
In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI’s usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of December 31, 2015 or September 30, 2015 as NMHI’s usage of the senior revolver did not exceed the threshold for that quarter.
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. NMHI was in compliance with these covenants as of December 31, 2015 and September 30, 2015. If NMHI withdraws any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, NMHI must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The senior credit agreement contains customary affirmative covenants and events of default.

Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of December 31, 2015:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Long-term debt obligations (1)	$781,713	$34,271	$67,543	$66,487	$613,412
Operating lease obligations (2)	265,506	59,458	90,693	53,372	61,983
Capital lease obligations	9,094	1,124	2,248	2,248	3,474
Purchase obligations (3)	7,774	4,893	2,881	—	—
Standby letters of credit	50,354	50,354	—	—	—
Contingent consideration obligations (4)	5,919	4,628	1,291	—	—
Total obligations and commitments	$1,120,360	$154,728	$164,656	$122,107	$678,869

(1)
Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at December 31, 2015. The interest payments do not reflect the projected impact of interest rate swap agreements. The principal and interest payments are due in quarterly installments through January 31, 2021. See Note 4 to our unaudited condensed consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.

(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)	Represents purchase obligations related to information technology services and maintenance contracts.

(4)
In connection with certain of our acquisitions, additional contingent consideration may become payable to the sellers upon the satisfaction of certain performance milestones. Amounts represent the estimated fair value of these obligations. For further information pertaining to our contingent consideration arrangements see Note 10 to our unaudited condensed consolidated financial statements included elsewhere herein.

Inflation
We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet transactions or interests.
Critical Accounting Policies
Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the three months ended December 31, 2015 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended September 30, 2015, which were included in our Annual Report on Form 10-K for the year ended September 30, 2015.
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
As of December 31, 2015, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of December 31, 2015.

Subsequent Events
On January 20, 2016, the Company made a $1.3 million payment for contingent consideration related to the acquisition of Mass Adult Day Health Alliance.

On February 1, 2016, the Company acquired the assets of three companies within its Human Services business and one company within its Post-Acute Specialty Rehabilitation Services business for aggregate consideration of $16.3 million. The three companies in the Human Services business provide adult day health services.
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
The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is not possible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in our Annual Report on Form 10-K for the year ended September 30, 2015, as well as the following:

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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.25%, at our option. A 1% increase in the interest rate on our floating rate debt as of December 31, 2015 would have increased cash interest expense on the floating rate debt by approximately $6.5 million per annum, without giving effect to the interest rate swap agreement discussed below.

To reduce the interest rate exposure related to our variable debt, NMHI entered into two interest rate swaps in an aggregate notional amount of $375.0 million, effective on January 20, 2015. Under the terms of the swaps, we receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR or 1.00% per annum, and we make payments to the counterparty based on a fixed rate of 1.795% per annum, in each case on the notional amount of $375.0 million, settled on a net payment basis.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management identified a material weakness in internal control over financial reporting as of September 30, 2015 related to information technology general controls described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to a number of deficiencies in the design and operating effectiveness of information technology (“IT”) general controls for certain information systems that comprise part of our system of internal control over financial reporting and are relevant to the preparation of our consolidated financial statements (such information technology systems are referred to as the “affected IT systems”). These deficiencies involve user access controls and program change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. As a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls, certain of which are dependent on the affected IT systems, or electronic data and financial reports, generated from the affected IT systems, could be adversely affected.
We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. We have retained an outside consultant to assist management in conducting an evaluation of the design of the IT user access controls and program change management controls, and to develop specific recommendations to remediate the identified deficiencies. The material weakness will not be considered remediated until new controls are implemented and tested, and management concludes that the new controls are operating effectively. As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, we are working towards having these remediation efforts completed by the time we issue our September 30, 2016 financial statements.
Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of December 31, 2015, management believes that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015. For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2.	Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during the three months ended December 31, 2015.

Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended December 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
10/1/2015 - 10/31/2015	—	—
11/1/2015 - 11/30/2015	—	—
12/1/2015 - 12/31/2015	2,161	$28.86
(1) Our employees surrendered an aggregate of 2,161 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended December 31, 2015.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

February 9, 2016	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amended and Restated Registration Rights Agreement, dated as of October 1, 2015, by and between Civitas Solutions, Inc. and NMH Investment, LLC	Incorporated by reference to Exhibit 10.1 to Civitas Solutions Inc.'s Current Report on Form 8-K filed on October 2, 2015.

10.2	Civitas Solutions, Inc. Management Annual Cash Incentive Compensation Plan, effective October 1, 2015	Incorporated by reference to Exhibit 10.1 to Civitas Solutions Inc.'s Current Report on Form 8-K filed on October 20, 2015.

10.3	Offer Letter effective as of November 6, 2015, by and between Civitas Solutions, Inc. and Brett I. Cohen	Incorporated by reference to Exhibit 10.1 to Civitas Solutions Inc.'s Current Report on Form 8-K filed on November 12, 2015.

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith