Form 10-Q
period 2016-03-31
Civitas Solutions, Inc.
filed 2016-05-10
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, there were 37,106,586 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$7,125	$41,690
Restricted cash	734	749
Accounts receivable, net of allowances of $11,341 and $11,207 at March 31, 2016 and September 30, 2015	147,678	145,395
Deferred tax assets, net	16,924	19,648
Prepaid expenses and other current assets	20,801	14,049
Total current assets	193,262	221,531
Property and equipment, net	169,427	168,227
Intangible assets, net	321,026	305,856
Goodwill	283,310	274,520
Restricted cash	50,000	50,000
Other assets	44,548	43,050
Total assets	$1,061,573	$1,063,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,171	$25,890
Accrued payroll and related costs	67,616	82,012
Other accrued liabilities	56,348	46,428
Obligations under capital lease, current	522	497
Current portion of long-term debt	6,554	6,554
Total current liabilities	155,211	161,381
Other long-term liabilities	75,852	79,170
Deferred tax liabilities, net	55,250	58,223
Obligations under capital lease, less current portion	5,293	5,561
Long-term debt, less current portion	634,436	637,574
Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,103,016 and 37,093,237 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	371	371
Additional paid-in capital	291,482	277,311
Accumulated loss on derivatives, net of taxes of ($2,261) and ($1,157) at March 31, 2016 and September 30, 2015, respectively	(3,330)	(1,704)
Accumulated deficit	(152,992)	(154,703)
Total stockholders’ equity	135,531	121,275
Total liabilities and stockholders’ equity	$1,061,573	$1,063,184
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net revenue	$345,683	$335,180	$691,430	$669,770
Cost of revenue	265,804	260,073	536,816	517,631
Operating expenses:
General and administrative	40,084	39,473	89,626	79,781
Depreciation and amortization	18,331	20,653	36,318	37,863
Total operating expenses	58,415	60,126	125,944	117,644
Income from operations	21,464	14,981	28,670	34,495
Other income (expense):
Management fee of related party	—	—	—	(162)
Other income (expense), net	(143)	(87)	(958)	53
Extinguishment of debt	—	(2,715)	—	(17,058)
Interest expense	(8,464)	(9,416)	(17,037)	(20,321)
Income (loss) from continuing operations before income taxes	12,857	2,763	10,675	(2,993)
Provision (benefit) for income taxes	5,344	995	8,736	(1,376)
Income (loss) from continuing operations	7,513	1,768	1,939	(1,617)
Loss from discontinued operations, net of tax	(198)	(70)	(228)	(125)
Net income (loss)	$7,315	$1,698	$1,711	$(1,742)
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$0.20	$0.05	$0.05	$(0.04)
Loss from discontinued operations	—	—	—	—
Net income (loss)	$0.20	$0.05	$0.05	$(0.05)
Weighted average number of common shares outstanding, basic	37,102,113	36,950,000	37,098,677	36,950,000
Weighted average number of common shares outstanding, diluted	37,207,096	37,065,969	37,245,466	36,950,000
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income (loss)	$7,315	$1,698	$1,711	$(1,742)
Other comprehensive income (loss), net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge, net of tax for the three and six months ended March 31, 2016 of ($2,013) and ($1,104), respectively, and $169 for both the three and six months ended March 31, 2015	(2,965)	249	(1,626)	249
Comprehensive income (loss)	$4,350	$1,947	$85	$(1,493)
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2014	36,950,000	$370	$272,943	$—	$(157,775)	$115,538
Change in estimate of initial public offering costs	—	—	576	—		576
Stock-based compensation	—	—	2,373	—		2,373
Other comprehensive income, net of tax	—	—	—	249		249
Net loss	—	—	—	—	(1,742)	(1,742)
Balance at March 31, 2015	36,950,000	$370	$275,892	$249	$(159,517)	$116,994

Balance at September 30, 2015	37,093,237	$371	$277,311	$(1,704)	$(154,703)	$121,275
Issuance of common stock under employee incentive plans, net of shares surrendered	9,779	—	(8)	—	—	(8)
Stock-based compensation	—	—	13,434	—	—	13,434
Excess tax benefits from stock-based compensation awards	—	—	745	—	—	745
Other comprehensive loss, net of tax	—	—	—	(1,626)	—	(1,626)
Net income	—	—	—	—	1,711	1,711
Balance at March 31, 2016	37,103,016	$371	$291,482	$(3,330)	$(152,992)	$135,531

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$1,711	$(1,742)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	7,463	7,552
Depreciation and amortization	36,347	35,799
Amortization and write-off of original issue discount and initial purchasers discount	139	4,758
Amortization and write-off of financing costs	780	2,357
Stock-based compensation	13,434	2,373
Deferred income taxes	855	1,728
Loss on disposal of assets	418	209
Non-cash impairment charge	—	2,158
Change in fair value of contingent consideration	(3,156)	152
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,746)	(13,303)
Other assets	(8,896)	(10,551)
Accounts payable	(1,340)	146
Accrued payroll and related costs	(14,396)	(13,134)
Other accrued liabilities	8,883	(3,860)
Other long-term liabilities	(547)	740
Net cash provided by operating activities	31,949	15,382
Investing activities:
Acquisition of businesses, net of cash acquired	(44,319)	(31,942)
Purchases of property and equipment	(19,019)	(19,711)
Change in restricted cash	15	328
Proceeds from sale of assets	899	706
Net cash used in investing activities	(62,424)	(50,619)
Financing activities:
Issuance of long-term debt, net of original issue discount	—	54,450
Repayments of long-term debt	(3,277)	(215,139)
Proceeds from borrowings under senior revolver	—	170,300
Repayments of borrowings under senior revolver	—	(170,300)
Repayments of capital lease obligations	(243)	(221)
Cash paid for settlement of acquisition contingent consideration	(1,307)	—
Proceeds from issuance of common stock under employee equity incentive plans	67	—
Excess tax benefits from stock-based compensation	745	—
Taxes paid related to net share settlements of restricted stock unit awards	(75)	—
Net cash used in financing activities	(4,090)	(160,910)
Net decrease in cash and cash equivalents	(34,565)	(196,147)
Cash and cash equivalents at beginning of period	41,690	196,147
Cash and cash equivalents at end of period	$7,125	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$15,793	$21,598
Cash paid for call premium on redemption of senior notes	$—	$11,688
Cash paid for income taxes	$11,368	$1,011
Supplemental disclosure of non-cash investing activities:
Accrued property and equipment	$1,026	$223
Fair value of contingent consideration related to acquisitions	$—	$6,100
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

1. Business Overview
Civitas Solutions, Inc. ("Civitas"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading provider of home- and community-based health and human services to individuals with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”) and elders in need of day health services to support their independence, or adult day health (“ADH”). Since the Company’s founding in 1980, the Company’s operations have grown to 35 states. The Company provides residential services to approximately 11,500 clients and approximately 16,000 clients receive periodic services from the Company in non-residential settings.
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

Civitas is the parent of a consolidated group of subsidiaries that market their services under The MENTOR Network tradename. Prior to October 1, 2015, Civitas was a partially owned subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. The equity interests of NMH Investment were owned by Vestar and certain executive officers, directors and other members of management. On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed all of the 25,250,000 shares of common stock of Civitas it held to its existing members in accordance with their respective membership interests. NMH Holdings, LLC ("NMHH") is a wholly-owned subsidiary of Civitas and National Mentor Holdings, Inc. (“NMHI”) is a wholly-owned subsidiary of NMHH. The financial results of Civitas are primarily composed of the financial results of NMHI and its subsidiaries on a consolidated basis.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2016 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the six months ended March 31, 2016 to the application of significant accounting policies as described in our audited financial statements for the year ended September 30, 2015.
Statement of Cash Flow Correction
In the Company's Quarterly Report on Form 10-Q for the three and six months ended March 31, 2015, the Company incorrectly included the fair value of contingent consideration related to acquisitions of businesses, net of cash acquired, and the corresponding changes to other accrued and long term liabilities, in its cash flow statement for the six months ended March 31, 2015. This resulted in an overstatement of net cash provided by operating activities and an overstatement of net cash used in investing activities of $6.1 million for the six months ended March 31, 2015. This has been corrected in the reported amounts for the six months ended March 31, 2015 included herein.
3. Recent Accounting Pronouncements
Revenue from Contracts with Customers— In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers Topic 606 (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard for the Company from October 1, 2017 to October 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is evaluating the method of adoption and the potential impact that ASU 2014-09 may have on our financial position, results of operations, cash flows, and liquidity.
Imputation of Interest— In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. The standard is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. As of March 31, 2016 and September 30, 2015, the Company had deferred financing costs of $6.7 million and $7.5 million, respectively, within other assets.
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
Income Taxes— In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The standard is to be applied prospectively and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. As of March 31, 2016 and September 30, 2015, the Company had current deferred tax assets, net of current deferred tax liabilities, of $16.9 million and $19.6 million, respectively.
Leases— In February 2016, the FASB issued ASU No. 2016-02—Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The standard is to be applied using a modified retrospective approach and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

Stock Compensation— In March 2016, the FASB issued ASU No. 2016-09—Compensation—Stock Compensation (Topic 718). The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.
4. Long-Term Debt
As of March 31, 2016 and September 30, 2015, the Company’s long-term debt consisted of the following:

(in thousands)	March 31, 2016	September 30, 2015
Term loan principal; principal and interest is due in quarterly installments through January 31, 2021	$642,307	$645,585
Original issue discount on term loan, net of accumulated amortization	(1,317)	(1,457)
	640,990	644,128
Less current portion	6,554	6,554
Long-term debt	$634,436	$637,574

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
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of March 31, 2016, NMHI had no loans under the senior revolver and $47.4 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of letters of credit issued under the senior revolver.
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

Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of March 31, 2016 or September 30, 2015 as NMHI’s outstanding borrowings on the senior revolver did not exceed the threshold.
Derivatives

On January 20, 2015, NMHI entered into two interest rate swap agreements in an aggregate notional amount of $375.0 million in order to reduce the variability of cash flows of our variable rate debt. NMHI entered into these interest rate swaps to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swaps, NMHI will receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR or 1.00% per annum, and NMHI will make payments to the counterparty based on a fixed rate of 1.795% per annum, in each case on the notional amount of $375.0 million, settled on a net payment basis. The swap agreements expire on March 31, 2020.

The fair value of the swap agreements, representing the price that would be received to transfer the liability in an orderly transaction between market participants, was $5.6 million and $2.9 million as of March 31, 2016 and September 30, 2015, respectively. The fair value was recorded in Other accrued liabilities and was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the six months ended March 31, 2016, nor was any amount excluded from ineffectiveness testing for the period.

5. Stock-Based Compensation

2014 Plan

Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). The 2014 Plan authorizes the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock units (“RSUs”) to purchase up to 5,546,797 shares authorized in the 2014 Plan.

Stock option activity for the six months ended March 31, 2016 is presented below:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	567,900	$16.98
Granted	211,588	25.29
Forfeited	15,197	17.00
Exercised	3,965	17.00
Expired	1,858	17.00
Outstanding at March 31, 2016	758,468	$19.30	8.8	$250
Vested or expected to vest as of March 31, 2016	726,068	$19.23	8.8	$241
Exercisable at March 31, 2016	184,660	$16.98	8.5	$84

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the 2014 Plan during the six months ended March 31, 2016 were valued using the following assumptions:

2016
Risk-free interest rate	1.32% to 1.92%
Expected term	6 years
Expected volatility	35.12% to 36.20%
Expected dividend yield	—%

Restricted stock unit activity for the six months ended March 31, 2016 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2015	385,935	$17.10
Granted	262,567	24.45
Forfeited	20,501	19.05
Vested	8,684	16.43
Non-vested units at March 31, 2016	619,317	$20.16

The Company recognizes the fair value of stock options and restricted stock units in net income over the requisite service period of the individual grantee, which generally equals the vesting period.

Under the 2014 Plan, the Company may also grant awards of performance based restricted stock units (“PRSUs”). The number of PRSUs earned is determined based on the Company's attainment of predefined performance targets set by the Compensation Committee. During the six months ended March 31, 2016 the Company issued 42,467 PRSUs. The number of PRSUs earned will be determined based on (1) the Company's actual performance against established performance targets in the third year of the three year performance period (the “Performance Condition”) and (2) may be further adjusted based on the performance of the Company’s common stock in relation to the Russell 2000 Healthcare Index (the “Market Condition”). The number of PRSUs earned based on the Performance Condition may range from 0% to 200% of the initial award and thereafter may be increased or decreased by 25% based on the Market Condition. All of the PRSUs will be settled in shares of the Company’s common stock, which will be issued following the end of the three-year performance period, subject to the actual achievement of the predefined performance targets. For the PRSUs subject only to the Performance Condition, the Company has determined the per share fair value to be equal to the stock price on the date of grant. Compensation expense is recorded ratably over the 3-year performance period. To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned.  Based on the results achieved through March 31, 2016 and forecasted over the remainder of the performance period, the Company expected 100% achievement of the Performance Condition. For the portion of the PRSUs that will be subject to increase or decrease based on achievement of the Market Condition, the Company utilized a Monte Carlo simulation to determine the fair value of the underlying shares on the grant date and will record expense ratably over the three-year performance period.

A summary of PRSU activity for the six months ended March 31, 2016 is as follows:

	Initial Number of Performance Based Restricted Stock Units	Adjustment (1)	Total Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2015	—	—	—	$—
Granted	42,467	—	42,467	17.61
Forfeited	—	—	—	—
Vested	—	—	—	—
Non-vested units at March 31, 2016	42,467	—	42,467	$17.61

(1) Represents an increase or decrease in the number of PRSUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

The Company recorded stock-based compensation expense for awards issued under the 2014 Plan of $1.8 million and $3.0 million during the three and six months ended March 31, 2016, and $1.2 million and $2.4 million during the three and six months ended March 31, 2015. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations.

Unit Plan

NMH Investment maintained the Amended and Restated 2006 Unit Plan (the “Unit Plan”). Under the plan NMH Investment issued units of limited liability company interests pursuant to such plan, consisting of Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units, Class F Common Units, Class G Common Units and Class H Common Units. These units derived their value from the value of the Company.

On October 1, 2015, in connection with a secondary offering, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NMH Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting condition for the Class H Common Units and the acceleration of unvested Class F Common Units. As a result, the Company recorded compensation expense of $10.5 million related to these awards during the quarter ended December 31, 2015. This expense is not deductible for tax purposes. During the six months ended March 31, 2016 the Company recorded compensation expense of $10.5 million for the Distribution, and during the three and six months ended March 31, 2015 the Company recorded compensation expense of $35 thousand and $78 thousand, respectively, for awards issued under the Unit Plan. The expense is included in general and administrative expense in the consolidated statements of operations. As a result of the Distribution, the Unit Plan has concluded and there will be no future issuances under this plan.
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
Fiscal 2016 Acquisitions
During the six months ended March 31, 2016, the Company acquired the assets of eight companies complementary to its business for a total fair value consideration of $44.3 million.
Mother's Touch, LLC ("Mother's Touch"). On November 30, 2015, the Company acquired the assets of Mother's Touch for $3.4 million. Mother's Touch is located in Indiana and provides residential and community-based services to individuals with developmental disabilities. The Company acquired $2.7 million of identified intangible assets which included $2.7 million of agency contracts with a weighted average useful life of 12 years and $14 thousand of other intangible assets. As a result of the acquisition, the Company recorded $0.7 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
Winways, LLC ("Winways"). On December 31, 2015, the Company acquired the assets of Winways for $0.8 million. Winways is located in California and provides residential and day treatment services to individuals with traumatic brain injuries, neurological illnesses and similar conditions. The Company acquired $0.6 million of identified intangible assets which included $0.5 million of agency contracts with a weighted average useful life of 12 years and $0.1 million of other intangible assets. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the Post Acute Specialty-Rehabilitation Services segment, which is expected to be deductible for tax purposes.
Triumph Rehabilitation, LLC ("Triumph"). On February 1, 2016, the Company acquired the assets of Triumph for $2.6 million. Triumph is located in Michigan and provides physical therapy, rehabilitation and related services to individuals with traumatic brain injuries, neurological illnesses, and similar conditions. The Company acquired $2.3 million of identified intangible assets which included $2.2 million of agency contracts with a weighted average useful life of 12 years and $89 thousand of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $0.3 million of goodwill in the Post Acute Specialty-Rehabilitation Services segment, which is expected to be deductible for tax purposes.

Brighton Worcester Massachusetts Adult Day Health, Inc. ("Brighton Worcester ADH"). On February 1, 2016 the Company acquired the assets of Brighton Worcester ADH for $13.6 million. Brighton Worcester ADH is located in Massachusetts and provides nursing and health oversight, medication management, therapy services, nutritional and dietary services, counseling and case management to elders. The Company acquired $10.6 million of identified intangible assets which included $9.8 million of agency contracts with a weighted average useful life of 12 years, $0.7 million of tradenames with a weighted average useful life of 5 years and $40 thousand of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $2.7 million of goodwill in adult day health services as part of the Human Services segment, which is expected to be deductible for tax purposes.
Tender Loving Care Duluth, LLC ("TLC Duluth"). On February 29, 2016, the Company acquired the assets of TLC Duluth for $8.5 million. TLC Duluth is located in Minnesota and provides full-time services in the community residential setting for individuals with developmental disabilities, traumatic brain injuries or mental illness. The Company acquired $7.1 million of identified intangible assets which included $6.2 million of agency contracts with a weighted average useful life of 12 years and $1.0 million of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $1.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
Maryland Adult Day Health, Inc. ("Maryland ADH"). On March 14, 2016, the Company acquired the assets of Maryland ADH for $12.3 million. Maryland ADH is located in Maryland and provides adult day health care services to the Medicaid eligible elderly population. The Company acquired $8.2 million of identified intangible assets which included $7.2 million of agency contracts with a weighted average useful life of 12 years, $1.0 million of tradenames with a weighted average useful life of 5 years, and $40 thousand of other intangible assets. In addition, the Company acquired total tangible assets, consisting primarily of vehicles, of $0.7 million. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $3.3 million of goodwill in adult day health services as part of the Human Services segment, which is expected to be deductible for tax purposes.
Eagle Crest Center, LLC ("Eagle Crest"). On March 15, 2016, the Company acquired the assets of Eagle Crest for $2.0 million. Eagle Crest is located in California and provides skilled nursing services and related services to individuals with traumatic brain injuries, spinal cord injuries, neuro-muscular or congenital anomalies, and similar conditions. The Company acquired $1.7 million of intangible assets which included $1.4 million of agency contracts with a weighted average useful life of 12 years and $0.3 million of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has yet to be finalized. The Company’s valuations are subject to adjustment as additional information is obtained; however these adjustments are not expected to be material. Based on the preliminary fair value estimate of the net assets acquired at the date of acquisition, the Company recorded $0.3 million of goodwill in the Post Acute Specialty-Rehabilitation Services segment, which is expected to be deductible for tax purposes.
CRM Habilitative Services, Inc. ("CRM"). On March 31, 2016, the Company acquired the assets of CRM for $1.1 million. CRM is located in Pennsylvania and provides group home services and day program services and related services to individuals with intellectual and developmental disabilities. The Company acquired $0.9 million of intangible assets which included $0.8 million of agency contracts with a weighted average useful life of 12 years and $0.2 million of other intangible assets. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.

The following table summarizes the recognized amounts of identifiable assets acquired at the date of each acquisition:

(in thousands)	Identifiable Intangible Assets	Tangible Assets	Total Identifiable Assets	Goodwill	Purchase Consideration
Mother's Touch	$2,741	$9	$2,750	$650	$3,400
Winways	619	29	648	108	756
Triumph	2,335	—	2,335	265	2,600
Brighton Worcester ADH	10,560	363	10,923	2,717	13,640
TLC Duluth	7,132	26	7,158	1,342	8,500
Maryland ADH	8,230	748	8,978	3,306	12,284
Eagle Crest	1,717	—	1,717	283	2,000
CRM	934	86	1,020	119	1,139
Total	$34,268	$1,261	$35,529	$8,790	$44,319

The Company has not separately disclosed the operating results of these businesses during the three and six months ended March 31, 2016 because they are immaterial.

7. Pro Forma Results of Operations

The following table reflects the unaudited pro forma results of operations for the three and six months ended March 31, 2016 and 2015 assuming that the acquisitions made during the three and six months ended March 31, 2016 and 2015 had occurred on October 1, 2014 and 2013, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Net revenue	$351,070	$346,513	$707,075	$696,501
Net income	8,344	3,913	4,734	4,013

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred as of October 1, 2014 and 2013, or the results that may be achieved in future periods.
8. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the six months ended March 31, 2016 are as follows (in thousands):

	Human Services	Post -Acute Specialty Rehabilitation Services	Total
Balance as of September 30, 2015	$193,286	$81,234	$274,520
Goodwill acquired through acquisitions	8,134	656	8,790
Balance as of March 31, 2016	$201,420	$81,890	$283,310

Intangible Assets
Intangible assets consist of the following as of March 31, 2016 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$499,504	$240,819	$258,685
Non-compete/non-solicit	2 years	6,438	3,988	2,450
Relationship with contracted caregivers	—	7,521	7,291	230
Trade names	3 years	6,516	3,621	2,895
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	49,711	38,757	10,954
Intellectual property	—	452	440	12
		$615,942	$294,916	$321,026
Intangible assets consist of the following as of September 30, 2015 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$468,549	$225,383	$243,166
Non-compete/non-solicit	2 years	6,097	3,477	2,620
Relationship with contracted caregivers	1 year	7,521	6,915	606
Trade names	2 years	4,883	3,343	1,540
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	48,395	36,314	12,081
Intellectual property	1 year	452	409	43
		$581,697	$275,841	$305,856
Amortization expense was $9.7 million and $19.1 million for the three and six months ended March 31, 2016, respectively, and $9.9 million and $19.3 million for the three and six months ended March 31, 2015, respectively.
The estimated remaining amortization expense related to intangible assets with finite lives for the six months remaining in fiscal 2016 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2016	$19,147
2017	35,851
2018	34,990
2019	34,707
2020	33,911
Thereafter	116,620
Total	$275,226
9. Related Party Transactions
Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, California and Wisconsin. These leases were entered into in the ordinary course of business and completed at an arm’s length. These leases have various expiration dates extending out through September 2020. Related party lease expense was $0.2 million and $0.3 million for the three and six months ended March 31, 2016 and $0.2 million and $0.4 million for the three and six months ended March 31, 2015.

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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$(5,591)	$—	$(5,591)	$—
Contingent consideration	$(4,612)	$—	$—	$(4,612)
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

Interest rate-swap agreements. The Company’s interest rate-swap agreements are classified within Level 2 of the fair value hierarchy. The fair value of the swap agreements is recorded in current liabilities (under other accrued liabilities) in the Company’s consolidated balance sheets. The fair value of these agreements is determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.
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
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the six months ended March 31, 2016.

(in thousands)	Six Months Ended March 31, 2016
Balance at September 30, 2015	$9,075
Present value accretion	(211)
Cassell fair value adjustment	(2,945)
Balance at December 31, 2015	$5,919
Payment	(1,307)
Balance at March 31, 2016	$4,612

As of March 31, 2016 and September 30, 2015, the Company had $4.6 million and $9.1 million of contingent consideration, respectively, of which approximately $4.6 million and $3.9 million, respectively, were reflected in Other accrued liabilities and zero and $5.2 million, respectively, were reflected in Other long-term liabilities. The $3.2 million fair value adjustment and reversal of present value accretion during the six months ended March 31, 2016 relates to the Cassell acquisition and reflects the revised estimate from the date of acquisition of expected operating performance during the two year earn out period which ends January 31, 2017.

At March 31, 2016 and September 30, 2015, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
11. Income Taxes
The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period. For the three and six months ended March 31, 2016, the Company’s effective income tax rate was 41.6% and 81.8%, respectively, as compared to an effective tax rate of 36.0% and 46.0% for the three and six months ended March 31, 2015, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. The higher effective tax rate for the six months ended March 31, 2016 is primarily due to $10.5 million of stock-based compensation expense related to certain awards under our former equity compensation plan that vested in October 2015. This expense is not deductible for tax purposes and was considered a discrete item. Therefore, the entire impact of the expense on income taxes was recorded during the first quarter of fiscal 2016 and is included in the six months ended March 31, 2016.
The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2012. The Company did not have a reserve for uncertain income tax positions at March 31, 2016 and September 30, 2015. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.
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
Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision makers, which are the Company's Chief Executive Officer and Chief Operating Officer, for the purpose of evaluating these results and making decisions regarding resource allocations.

The Company evaluates performance based on EBITDA. EBITDA for each segment is defined as income (loss) from continuing operations before income taxes, before depreciation and amortization, intangible impairments, and interest income (expense).

Activities classified as “Corporate” in the table below relate primarily to unallocated home office expenses, management fees, and debt extinguishment costs.
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended March 31,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2016
Net revenue	$273,677	$72,006	$—	$345,683
EBITDA	42,794	14,433	(17,578)	39,649
Total assets	634,364	256,671	170,538	1,061,573
Depreciation and amortization	11,705	5,920	706	18,331
Purchases of property and equipment	6,659	2,369	869	9,897
2015
Net revenue	$269,745	$65,435	$—	$335,180
EBITDA(1)	39,678	11,822	(18,537)	32,963
Depreciation and amortization	14,126	5,903	624	20,653
Purchases of property and equipment	5,693	3,798	1,334	10,825

(1) The performance measures previously reported for the three months ended March 31, 2015 have been revised from Income (loss) from continuing operations before income taxes to EBITDA.

A reconciliation of EBITDA to income from continuing operations on a consolidated basis is as follows (in thousands):

	For the three months ended March 31,
	2016	2015
EBITDA	$39,649	$32,963
Less:
Depreciation and amortization	18,331	20,653
Interest expense, net	8,461	9,547
Income from continuing operations before income taxes	$12,857	$2,763

For the six months ended March 31,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2016
Net revenue	$551,387	$140,043	$—	$691,430
EBITDA	80,416	26,080	(42,693)	63,803
Total assets	634,364	256,671	170,538	1,061,573
Depreciation and amortization	23,133	11,812	1,373	36,318
Purchases of property and equipment	12,007	5,277	1,735	19,019
2015
Net revenue	$541,714	$128,056	$—	$669,770
EBITDA(1)	82,242	23,590	(50,535)	55,297
Depreciation and amortization	25,513	11,142	1,208	37,863
Purchases of property and equipment	10,003	7,962	1,746	19,711

(1) The performance measures previously reported for the six months ended March 31, 2015 have been revised from Income (loss) from continuing operations before income taxes to EBITDA.

A reconciliation of EBITDA to income (loss) from continuing operations on a consolidated basis is as follows (in thousands):

	For the six months ended March 31,
	2016	2015
EBITDA	$63,803	$55,297
Less:
Depreciation and amortization	36,318	37,863
Interest expense, net	16,810	20,427
Income (loss) from continuing operations before income taxes	$10,675	$(2,993)
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state operation, which is included in the Human Services segment, accounted for approximately 15% of the Company’s net revenue for the three and six months ended March 31, 2016 and 2015.

13. Disposition of Business

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. These operations are included in the Human Services Segment. On December 1, 2015, the Company completed the sale of our ARY operations in the state of North Carolina. As consideration, the buyer assumed our lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million. The closures of the ARY operations in Florida and Louisiana were complete as of December 31, 2015 and the closures of our ARY operations in Indiana and Texas were completed in January 2016. During the six months ended March 31, 2016 the Company recorded cash charges of approximately $2.0 million, consisting of severance costs of $0.5 million and lease termination costs of $1.5 million.

The Company assessed the disposal group under the guidance of ASU 2014−08, Discontinued Operations and Disclosures of Disposals of Components of an Entity and concluded that the closure of the disposal group does not represent a "strategic shift" and therefore has not been classified as discontinued operations for any of the periods presented. However, the Company has concluded that the disposal group was an individually significant disposal group. Pretax losses for this disposal group were $0.3 million and $5.6 million for the three and six months ended March 31, 2016, respectively, and $0.9 million and $2.4 million for the three and six months ended March 31, 2015, respectively. Pretax losses for the six months ended March 31, 2016 included exit costs of $2.0 million disclosed above.

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
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Numerator
Net income (loss)	$7,315	$1,698	$1,711	$(1,742)
Denominator
Weighted average shares outstanding, basic	37,102,113	36,950,000	37,098,677	36,950,000
Weighted average common equivalent shares	104,983	115,969	146,789	—
Weighted average shares outstanding, diluted	37,207,096	37,065,969	37,245,466	36,950,000
Net income (loss) per share, basic and diluted	$0.20	$0.05	$0.05	$(0.05)
Equity instruments excluded from diluted net income (loss) per share calculation as the effect would have been anti-dilutive:
Stock options	731,006	570,260	377,439	565,751
Restricted stock units	206,279	460,305	102,576	565,379

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

16. Subsequent Events

On April 12, 2016, the Company made a $2.3 million payment for contingent consideration related to the acquisition of Cassell & Associates LLC.

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
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities ("I/DD"), individuals with catastrophic injuries and illnesses, particularly acquired brain injury ("ABI"), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth ("ARY") and elders in need of day health services to support their independence, or adult day health (“ADH”). As of March 31, 2016, we operated in 35 states, serving approximately 11,500 clients in residential settings and approximately 16,000 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as, an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.
We have two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment. Through the Human Services Segment, we provide home- and community-based human services to adults and children with intellectual and developmental disabilities, to youth with emotional, behavioral and/or medically complex challenges and, beginning in fiscal 2014, to elders. The operations of the Human Services Segment have been organized by management into three operating segments based upon geography and clients served. Through the SRS Segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two operating segments, NeuroRestorative and CareMeridian, based upon service type. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker, which is either the Company's Chief Executive Officer or Chief Operating Officer, for the purpose of evaluating these results and making decisions regarding resource allocations.
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
Political and economic trends can also affect our operations. Budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. For example, during the economic downturn that began in 2008, our government payors in several states responded to deteriorating revenue collections by implementing service reductions, rate freezes and/or rate reductions. Beginning in fiscal 2012, the rate environment improved and, as a result, pricing increases contributed to revenue growth during each of the fiscal years from 2012 through 2015. While this trend will likely continue in fiscal 2016 as the rate climate remains stable to favorable in all but one of our key markets, the financial impact is expected to be significantly more modest than in prior years due to a redesign of the I/DD Waiver program in West Virginia.   Year to date, this redesign has resulted in a $5.3 million dollar reduction to revenue as compared to the comparable period a year ago.  We anticipate that we will experience continued reduction in revenue in the second half of the year, estimated to be in a range of $4.0 to $6.0 million dollars.   We further expect that the effects of the system redesign will be partially mitigated by the recent passage of legislation that will, effective, July 1, 2016, grant provider tax relief for behavioral health providers in West Virginia.
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

Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises the new start operating income for such period. During the three months ended March 31, 2016 and 2015, new starts generated operating losses of $1.9 million and $1.5 million, respectively, and operating income of $1.6 million and $0.7 million, respectively. During the six months ended March 31, 2016 and 2015, new starts generated operating losses of $3.6 million and $2.8 million, respectively, and operating income of $2.0 million and $1.5 million, respectively.
Acquisitions
From the beginning of fiscal 2010 through March 31, 2016, we have completed 54 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically continue to do so in the future. Acquisitions could have a material impact on our consolidated financial statements.
During the six months ended March 31, 2016, we acquired the assets of eight companies complementary to our business for total cash consideration of $44.3 million.
During the six months ended March 31, 2015, we acquired the assets of five companies complementary to our business for total fair value consideration of $38.0 million, including $6.1 million of contingent consideration.
Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During fiscal 2015, the Company decided to discontinue ARY services the states of Florida, Louisiana, Indiana, North Carolina and Texas. As a result, we sold our ARY operations in North Carolina on December 1, 2015 and closed our ARY operations in Florida, Louisiana, Indiana and Texas during the first two quarters of fiscal 2016. In connection with these divestitures, we recorded exit costs of $2.0 million, consisting of $0.5 million and lease termination costs of $1.5 million, and a loss on the sale of our ARY business in North Carolina of $1.3 million during the first half of fiscal 2016.

Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three months ended March 31, 2016 and 2015, we derived 88% and 89% of our net revenue from contracts with state, local and other government payors, respectively, and 12% and 11% of our net revenue from non-public payors, respectively. During both the six months ended March 31, 2016 and 2015, we derived 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

We bill the majority of our residential services on a per person per-diem basis. We believe important performance measures of revenues in our residential service business include average daily residential census and average daily billing rates. We bill the majority of our non-residential service on a per service unit basis. These service units, which vary in length, are converted to billable units which are the hourly equivalent for the service provided. We believe important performance measures of revenues in our non-residential service business include billable units and average billable unit rates. We calculate the impact of these factors on gross revenue rather than net revenue because the timing of sales adjustments, both positive and negative, is unpredictable. We define these measures and gross revenue as follows:

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
I/DD Services
Gross Revenues	$234,466	$219,757	$466,534	$440,941
Average Residential Census	8,016	7,796	8,019	7,765
Average Daily Rate	$241.61	$234.09	$238.60	$232.97
Non-Residential Billable Units	3,138,243	3,044,367	6,301,706	6,132,900
Average Non-Residential Billable Unit Rate	$18.55	$18.23	$18.47	$18.22
Gross Revenue Growth %	6.7%		5.8%
Gross Revenue growth due to:
Volume Growth	2.9%		3.1%
Average Rate Growth	3.8%		2.7%
At-Risk Youth Services
Gross Revenues	$35,378	$48,724	$78,289	$98,391
Average Residential Census	2,152	3,651	2,503	3,673
Average Daily Rate	$129.28	$104.74	$122.64	$104.71
Non-residential Billable Units	125,823	168,126	275,803	335,160
Average Non-Residential Billable Unit Rate	$79.98	$85.09	$80.15	$84.71
Gross Revenue Growth %	(27.4)%		(20.4)%
Gross Revenue growth due to:
Volume Growth	(36.4)%		(27.7)%
Average Rate Growth	9.0%		7.3%
Adult Day Health
Gross Revenues	$7,456	$4,047	$13,027	$8,922
Non-residential Billable Units	480,174	266,574	842,904	586,740
Average Non-Residential Billable Unit Rate	$15.53	$15.18	$15.45	$15.21
Gross Revenue Growth %	84.3%		46.0%
Gross Revenue growth due to:
Volume Growth	80.2%		43.6%
Average Rate Growth	4.1%		2.4%
Specialty Rehabilitation Services
Gross Revenues	$71,786	$66,339	$140,972	$129,182
Average Residential Census	1,253	1,182	1,235	1,152
Average Daily Rate	$604.65	$623.41	$601.11	$616.14
Non-residential Billable Units	38,816	—	74,575	—
Average Non-Residential Billable Unit Rate	$73.50	$—	$69.06	$—
Gross Revenue Growth %	8.2%		9.1%
Gross Revenue growth due to:
Volume Growth	10.2%		11.1%
Average Rate Growth	(2.0)%		(2.0)%
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
Occupancy costs represent a significant portion of our operating costs. As of March 31, 2016, we owned 366 facilities and three offices, and we leased 1,586 facilities and 218 offices. We expect occupancy costs to increase during fiscal 2016 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Professional and general liability expense totaled 1.1% and 1.0% of gross revenue for the three and six months ended March 31, 2016, respectively, as compared to 0.6% and 0.7% for the three and six months ended March 31, 2015, respectively. We incurred professional and general liability expenses of $3.8 million and $6.6 million during the three and six months ended March 31, 2016, respectively, and $2.1 million and $4.9 million during the three and six months ended March 31, 2015, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. The increase in expense during the three and six months ended March 31, 2016, as compared to the same periods of the prior year, was due to unfavorable claims experience.
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
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Gross revenue	100.0%	100.0%	100.0%	100.0%
Sales adjustments	(1.0)%	(1.1)%	(1.1)%	(1.1)%
Net revenue	99.0%	98.9%	98.9%	98.9%
Cost of revenue	76.1%	76.7%	76.8%	76.4%
Operating expenses:
General and administrative	11.5%	11.6%	12.8%	11.8%
Depreciation and amortization	5.3%	6.1%	5.2%	5.6%
Total operating expense	16.8%	17.7%	18.0%	17.4%
Income from operations	6.1%	4.5%	4.1%	5.1%
Other income (expense):
Management fee of related party	—%	—%	—%	—%
Other income (expense), net	—%	—%	(0.1)%	—%
Extinguishment of debt	—%	(0.8)%	—%	(2.5)%
Interest expense	(2.4)%	(2.8)%	(2.4)%	(3.0)%
Income (loss) from continuing operations before income taxes	3.7%	0.9%	1.6%	(0.4)%
Provision (benefit) for income taxes	1.5%	0.3%	1.3%	(0.2)%
Income (loss) from continuing operations	2.2%	0.6%	0.3%	(0.2)%
Loss from discontinued operations, net of tax	(0.1)%	—%	—%	—%
Net income (loss)	2.1%	0.6%	0.3%	(0.2)%

Three Months Ended March 31, 2016 and 2015
Consolidated Overview

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2016	2015
Gross revenue	$349,086	$338,867	$10,219
Sales adjustments	(3,403)	(3,687)	284
Net revenue	345,683	335,180	10,503
Income from operations	$21,464	$14,981	$6,483
Operating margin	6.1%	4.4%	1.7%
Consolidated gross revenue for the three months ended March 31, 2016 increased by $10.2 million, or 3.0%, compared to gross revenue for the three months ended March 31, 2015. Sales adjustments as a percentage of gross revenue decreased by 0.1% from 1.1% during three months ended March 31, 2015 to 1.0% during three months ended March 31, 2016. Gross revenue increased $11.4 million from acquisitions that closed during and after the three months ended March 31, 2015 and decreased $1.2 million from organic sources. The decrease in organic gross revenue was the result of divesting our ARY operations in Illinois in the third quarter of fiscal 2015, and in Florida, Louisiana, Indiana, North Carolina and Texas during the first half of fiscal 2016 ("ARY Divestitures"), which resulted in a decrease of $14.9 million in gross revenue. Excluding the operating results of the ARY Divestitures, gross revenue increased $13.6 million from organic growth.
Consolidated income from operations was $21.5 million for three months ended March 31, 2016 compared to $15.0 million for the three months ended March 31, 2015. Income from operations increased from 4.4% of gross revenue during the three months ended March 31, 2015 to 6.1% of gross revenue during the three months ended March 31, 2016. The increase in our operating margin as a percentage of gross revenue was primarily due to a decrease in workers' compensation expense due to favorable claims experience, the positive impact of divesting our lower margin ARY operations and a decrease in depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2015 included an intangible asset impairment charge of $2.2 million related to the closure of our Illinois at-risk-youth business.
Revenues by segment

The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Increase (Decrease)
	2016	2015
I/DD gross revenue	$234,466	$219,757	$14,709	6.7%
ARY gross revenue	35,378	48,724	(13,346)	(27.4)%
ADH gross revenue	7,456	4,047	3,409	84.2%
Total Human Services gross revenue	277,300	272,528	4,772	1.8%
Sales adjustments	(3,623)	(2,783)
Sales adjustments as a percentage of gross revenue	(1.3)%	(1.0)%
Total Human Services net revenue	$273,677	$269,745	$3,932	1.5%
Human Services gross revenue for the three months ended March 31, 2016 increased by $4.8 million, or 1.8%, compared to the three months ended March 31, 2015. The increase in gross revenue was driven by a $14.7 million increase in I/DD gross revenue while ARY gross revenue decreased by $13.3 million compared to the three months ended March 31, 2015. Gross revenue for ADH increased $3.4 million during the three months ended March 31, 2016 to $7.5 million.
The increase in I/DD gross revenue included $9.2 million from organic growth and $5.5 million from acquisitions that closed during and after the three months ended March 31, 2015. The organic growth was the result of a 1.0% increase in volume coupled with a 3.2% increase in average billing rates compared to the three months ended March 31, 2015. The increase in volume was driven by new starts and growth in our more mature programs.

The $13.3 million decrease in ARY gross revenue was driven by a 36.4% decrease in volume due to the ARY Divestitures. These divestitures resulted in a decrease of $14.9 million in gross revenue, which was partially offset by an increase in revenue in the remaining ARY states.

The increase in ADH gross revenue included $1.5 million from organic growth and $1.9 million from acquisitions that closed after the three months ended March 31, 2015. The organic growth was the result of a 33.5% increase in volume and a 3.3% increase in the average billing rate compared to the three months ended March 31, 2015. The increase in volume was driven by new starts.
Sales adjustments for the three months ended March 31, 2016 increased by $0.8 million, or 0.3% as a percentage of gross revenue, compared to the three months ended March 31, 2015.

The following table sets forth revenue for the SRS segment for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Increase (Decrease)
	2016	2015
SRS gross revenue	$71,786	$66,339	$5,447	8.2%
Sales adjustments	220	(904)
Sales adjustments as a percentage of gross revenue	0.3%	(1.4)%
SRS net revenue	$72,006	$65,435	$6,571	10.0%
The SRS segment’s gross revenue for the three months ended March 31, 2016 increased by $5.4 million, or 8.2%, compared to the three months ended March 31, 2015. The increase included $1.4 million from organic growth and $4.0 million from acquisitions that closed during and after the three months ended March 31, 2015. The organic growth was driven by an increase in volume of 4.4% partially offset by a decrease in the average billing rate of 2.2% as a result of changes in our consumer mix. The increase in volume was primarily driven by lower levels of open occupancy resulting from the maturation of programs started in recent years.
Sales adjustments for the three months ended March 31, 2016 were positive $0.2 million compared to negative adjustments of $0.9 million for the three months ended March 31, 2015. The change in sales adjustments compared to the three months ended March 31, 2015 is primarily due to the impact of positive adjustments in certain markets.
Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$176,091	63.5%	$173,874	63.8%	$2,217	(0.3)%
Client program costs	11,063	4.0%	9,339	3.4%	1,724	0.6%
Client occupancy costs	16,985	6.1%	16,054	5.9%	931	0.2%
Travel & transportation costs	6,511	2.3%	6,961	2.6%	(450)	(0.3)%
Other direct costs	4,246	1.5%	6,230	2.3%	(1,984)	(0.8)%
Total cost of revenues	$214,896	77.4%	$212,458	78.0%	$2,438	(0.6)%
Human Services cost of revenues for the three months ended March 31, 2016 decreased as a percentage of gross revenue by 0.6%, as compared to the three months ended March 31, 2015. This was primarily due to a decrease in other direct costs of 0.8% and a decrease in direct labor costs of 0.3%, partially offset by an increase in client program costs of 0.6%. The decrease in other direct costs as a percentage of gross revenue was primarily due to lower workers' compensation expense resulting from favorable claims experience during three months ended March 31, 2016. The decrease in direct labor costs as a percentage of gross revenue was primarily due to a decrease in direct service consultants costs resulting from our ARY divestitures, partially offset by higher amounts of overtime pay as compared to the three months ended March 31, 2015. The higher amounts of overtime time were the result of vacant positions primarily within our I/DD business due to increased competition for labor in some markets. We expect these amounts to remain consistent with our most recent experience. The increase in our client program costs as a percentage of gross revenue is the result of increased professional and general liability expense due to unfavorable claims experience during the three months ended March 31, 2016.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$35,896	50.0%	$33,430	50.4%	$2,466	(0.4)%
Client program costs	5,031	7.0%	4,421	6.7%	610	0.3%
Client occupancy costs	8,376	11.7%	7,581	11.4%	795	0.3%
Travel & transportation costs	840	1.2%	848	1.3%	(8)	(0.1)%
Other direct costs	793	1.1%	1,197	1.8%	(404)	(0.7)%
Total cost of revenues	$50,936	71.0%	$47,477	71.6%	$3,459	(0.6)%
SRS segment’s cost of revenues for the three months ended March 31, 2016 decreased as a percentage of gross revenue by 0.6% as compared to the three months ended March 31, 2015. The decrease was primarily due to a decrease in other direct costs of 0.7% and a decrease in direct labor costs of 0.4% partially offset by increases in client program costs and occupancy costs of 0.3%. The decrease in other direct costs as a percentage of gross revenue was primarily due to lower workers' compensation costs resulting from favorable claims experience during three months ended March 31, 2016. The decrease in direct labor costs as a percentage of gross revenue was primarily due to the impact of closing under-performing programs in prior periods. The increase in our client program costs as a percentage of gross revenue is the result of increased professional and general liability expense due to an unfavorable claims experience during the three months ended March 31, 2016. The increase in client occupancy costs as a percentage of gross revenue was due to the impact of newer programs with higher levels of excess capacity.
Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Three Months Ended March 31,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
General and administrative	$40,084	11.5%	$39,473	11.6%	$611	(0.1)%
Depreciation and amortization	18,331	5.3%	20,653	6.1%	(2,322)	(0.8)%
Total operating expense	$58,415	16.8%	$60,126	17.7%	$(1,711)	(0.9)%
General and administrative expenses as a percentage of gross revenue decreased by 0.1% during the three months ended March 31, 2016.
Depreciation and amortization expense as a percentage of gross revenue decreased to 5.3% as compared to 6.1% during the three months ended March 31, 2015. Depreciation and amortization expense for the three months ended March 31, 2015 included an intangible asset impairment charge of $2.2 million related to the closure of our Illinois at-risk-youth business.
Other (income) expense
Other income (expense), net: Other income (expense), net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, was $0.1 million for both the three months ended March 31, 2016 and 2015.
Interest expense: Interest expense decreased by $1.0 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to lower interest expense as a result of the redemption $50.0 million of senior notes on March 4, 2015.

Provision (benefit) for income taxes
For the three months ended March 31, 2016, our effective income tax rate was 41.6% compared to an effective tax rate of 36.0% for the three months ended March 31, 2015. The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year.  It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.
Six Months Ended March 31, 2016 and 2015
Consolidated Overview

	Six Months Ended March 31,		Increase (Decrease)
(in thousands)	2016	2015
Gross revenue	$698,822	$677,436	$21,386
Sales adjustments	(7,392)	(7,666)	274
Net revenue	691,430	669,770	21,660
Income from operations	$28,670	$34,495	$(5,825)
Operating margin	4.1%	5.1%	(1.0)%
Consolidated gross revenue for the six months ended March 31, 2016 increased by $21.4 million, or 3.2%, compared to gross revenue for the six months ended March 31, 2015. Sales adjustments as a percentage of gross revenue remained consistent at 1.1% during the six months ended March 31, 2016. Gross revenue increased $20.3 million from acquisitions that closed during and after the six months ended March 31, 2015 and $1.1 million from organic growth. Organic growth was negatively impacted by the ARY Divestitures, which resulted in a decrease of $23.0 million in gross revenue. Excluding the operating results of the ARY Divestitures, gross revenue increased $24.1 million from organic growth.
Consolidated income from operations was $28.7 million for six months ended March 31, 2016 compared to $34.5 million for the six months ended March 31, 2015. Income from operations decreased from 5.1% of gross revenue for the six months ended March 31, 2015 to 4.1% of gross revenue for the six months ended March 31, 2016. The decrease in our operating margin as a percentage of gross revenue was primarily due to an $11.1 million increase in stock-based compensation expense, $10.5 million of which was related to Class H Common Units that vested during the first quarter of fiscal 2016. Our operating margin during the first half of fiscal 2016 was also negatively impacted by $2.0 million of exit costs associated with the ARY divestitures. The effect of these charges was partially offset by a $3.2 million reduction in the fair value of acquisition related contingent consideration liabilities, a decrease in workers' compensation expense due to favorable claims experience, and the positive impact of divesting lower margin ARY operations during the six months ended March 31, 2016.
Revenues by segment

The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Six Months Ended March 31,		Increase (Decrease)	Percentage Increase (Decrease)
	2016	2015
I/DD gross revenue	$466,534	$440,941	$25,593	5.8%
ARY gross revenue	78,289	98,391	(20,102)	(20.4)%
ADH gross revenue	13,027	8,922	4,105	46.0%
Total Human Services gross revenue	557,850	548,254	9,596	1.8%
Sales adjustments	(6,463)	(6,540)
Sales adjustments as a percentage of gross revenue	(1.2)%	(1.2)%
Total Human Services net revenue	$551,387	$541,714	$9,673	1.8%
Human Services gross revenue for the six months ended March 31, 2016 increased by $9.6 million, or 1.8%, compared to the six months ended March 31, 2015. The increase in gross revenue was driven by a $25.6 million increase in I/DD gross revenue while ARY gross revenue decreased by $20.1 million compared to the six months ended March 31, 2015. Gross revenue for ADH increased $4.1 million during the first half of fiscal 2016 to $13.0 million.

The increase in I/DD gross revenue included $15.6 million from organic growth and $10.0 million from acquisitions that closed during and after the six months ended March 31, 2015. The organic growth was the result of a 1.4% increase in volume coupled with a 2.2% increase in average billing rates compared to the six months ended March 31, 2015. The increase in volume was driven by new starts and growth in our more mature programs.

The $20.1 million decrease in ARY gross revenue was driven by a 27.7% decrease in volume due to the ARY Divestitures. These divestitures resulted in a decrease of $23.0 million in gross revenue, which was partially offset by an increase in revenue in the remaining ARY states.
The increase in ADH gross revenue included $2.2 million from organic growth and $1.9 million from acquisitions that closed after the six months ended March 31, 2015. The organic growth was the result of a 22.5% increase in volume and a 2.0% increase in the average billing rate compared to the six months ended March 31, 2015. The increase in volume was driven by new starts.
Sales adjustments for the six months ended March 31, 2016 were flat at 1.2%, as a percentage of gross revenue, compared to the six months ended March 31, 2015.

The following table sets forth revenue for the SRS segment for the periods indicated (in thousands):

	Six Months Ended March 31,		Increase (Decrease)	Percentage Increase (Decrease)
	2016	2015
SRS gross revenue	$140,972	$129,182	$11,790	9.1%
Sales adjustments	(929)	(1,126)
Sales adjustments as a percentage of gross revenue	(0.7)%	(0.9)%
SRS net revenue	$140,043	$128,056	$11,987	9.4%
The SRS segment’s gross revenue for the six months ended March 31, 2016 increased by $11.8 million, or 9.1%, compared to the six months ended March 31, 2015. The increase included $3.4 million from organic growth and $8.4 million from acquisitions that closed during and after the six months ended March 31, 2015. The organic growth was driven by a 3.6% increase in volume partially offset by a decrease of 0.9% in average billing rate compared to the six months ended March 31, 2015. The increase in volume was primarily driven by lower levels of open occupancy resulting from the maturation of programs started in recent years.
Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Six Months Ended March 31,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$355,954	63.8%	$346,263	63.2%	$9,691	0.6%
Client program costs	22,260	4.0%	20,345	3.7%	1,915	0.3%
Client occupancy costs	33,622	6.0%	31,304	5.7%	2,318	0.3%
Travel & transportation costs	13,378	2.4%	14,348	2.6%	(970)	(0.2)%
Other direct costs	10,540	1.9%	12,365	2.3%	(1,825)	(0.4)%
Total cost of revenues	$435,754	78.1%	$424,625	77.5%	$11,129	0.6%
Human Services cost of revenues for the six months ended March 31, 2016 increased as a percentage of gross revenue by 0.6%, compared to the six months ended March 31, 2015. This was primarily due to an increase in direct labor costs of 0.6% and increases in client program costs and client occupancy costs of 0.3%, partially offset by decreases in other direct costs and travel and transportation costs. The increase in direct labor costs as a percentage of gross revenue was primarily due to higher amounts of overtime pay and higher expense in the self-insured portion of our employee health insurance plans as compared to the six months ended March 31, 2015. The increase was partially offset by the positive impact of divesting lower margin ARY operations. The higher amounts of overtime are a result of vacant positions within our I/DD business due to increased competition for labor in certain markets. We expect these amounts to remain consistent with our most recent experience. The increase in our health insurance expense is the result of a favorable adjustment to our reserves during the six months ended March 31, 2015 resulting from lower than expected claims. The increase in our our client program costs as a percentage of gross revenue is primarily the result of increased professional and general liability expense due to an unfavorable claims experience during the six months ended March 31, 2016. The increase in client occupancy costs as a percentage of gross revenue was primarily due to the impact of programs with higher levels of open occupancy. The decrease in other direct costs as a percentage of gross revenue was primarily due to lower workers' compensation expense as compared to the six months ended March 31, 2015. Workers' compensation expense decreased due to a favorable claims experience during the six months ended March 31, 2016.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Six Months Ended March 31,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$71,017	50.4%	$64,870	50.2%	$6,147	0.2%
Client program costs	9,983	7.1%	9,172	7.1%	811	—%
Client occupancy costs	16,268	11.5%	14,744	11.4%	1,524	0.1%
Travel & transportation costs	1,689	1.2%	1,632	1.3%	57	(0.1)%
Other direct costs	2,021	1.4%	2,282	1.8%	(261)	(0.4)%
Total cost of revenues	$100,978	71.6%	$92,700	71.8%	$8,278	(0.2)%
SRS segment’s cost of revenues for the six months ended March 31, 2016 decreased as a percentage of gross revenue by 0.2% as compared to the six months ended March 31, 2015. The decrease was primarily due to a decrease in other direct costs of 0.4% partially offset by an increase in direct labor of 0.2%. The decrease in other direct costs as a percentage of gross revenue was primarily due to lower workers' compensation costs as compared to the six months ended March 31, 2015. The decrease in our workers' compensation costs is the result a favorable claims experience during the six months ended March 31, 2016. The increase in direct labor costs as a percentage of gross revenue was primarily due an increase in expense for the self-insured portion of employee health insurance plans as compared to the six months ended March 31, 2015. The increase in our health insurance expense is the result of a favorable adjustment to our self-insurance reserves during the six months ended March 31, 2015 resulting from lower than expected claims.
Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Six Months Ended March 31,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
General and administrative	$89,626	12.8%	$79,781	11.8%	$9,845	1.0%
Depreciation and amortization	36,318	5.2%	37,863	5.6%	(1,545)	(0.4)%
Total operating expense	$125,944	18.0%	$117,644	17.4%	$8,300	0.6%
General and administrative expense as a percentage of gross revenue increased by 1.0% during the six months ended March 31, 2016. The increase was primarily due to an $11.1 million increase in stock-based compensation expense and lease termination charges of $1.5 million associated with the ARY divestitures. The increase in stock-based compensation was primarily the result of the Class H Common Units vesting during the first quarter of fiscal 2016. These increases were partially offset by a $3.2 million reduction in the fair value of acquisition related contingent consideration liabilities during the six months ended March 31, 2016.
Depreciation and amortization expense decreased to 5.2% as a percentage of gross revenue as compared to 5.6% during the six months ended March 31, 2015. Depreciation and amortization expense for the six months ended March 31, 2015 included an intangible asset impairment charge of $2.2 million related to the closure of our Illinois at-risk-youth business.

Other (income) expense
Other income (expense), net: Other income (expense), net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, decreased from income of $0.1 million during the six months ended March 31, 2015 to an expense of $1.0 million during the six months ended March 31, 2016. Other income (expense), net for the six months ended March 31, 2016, includes a $1.3 million loss on the sale of ARY operations in the state of North Carolina.
Interest expense: Interest expense decreased by $3.3 million during the six months ended March 31, 2016 as compared to the six months ended March 31, 2015 due to lower interest expense as a result of the redemption of $162.0 million and $50.0 million of senior notes on October 17, 2014, and March 4, 2015, respectively.
Provision (benefit) for income taxes
For the six months ended March 31, 2016, our effective income tax rate was 81.8% compared to an effective tax rate of 46.0% for the six months ended March 31, 2015. The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. The change in the effective tax rate during the six months ended March 31, 2016 compared to the six months ended March 31, 2015 is primarily due to a $10.5 million stock-based compensation charge related to certain awards under our former equity compensation plan that vested in October 2015. This expense was not deductible for tax purposes and was considered a discrete item. Therefore, the entire impact of the expense on income taxes was recorded during the first quarter of fiscal 2016 and is included in the six months ended March 31, 2016, which resulted in an abnormally high tax rate.
Liquidity and Capital Resources
Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand, available borrowings under our senior revolver and proceeds from the sale of equity securities.
Operating activities
Net cash provided by operating activities was $31.9 million for the six months ended March 31, 2016, compared to cash provided by operating activities of $15.4 million for the six months ended March 31, 2015. The increase in cash provided by operating activities was primarily due to lower interest expense as a result of redeeming our senior notes and the impact of the associated call premiums that were paid during the six months ended March 31, 2015. The increase was partially offset by the impact of making estimated tax payments for federal income taxes during the six months ended March 31, 2016.
Investing activities
Net cash used in investing activities was $62.4 million and $50.6 million for the six months ended March 31, 2016 and 2015, respectively. Cash paid for property and equipment for the six months ended March 31, 2016 was $19.0 million, or 2.8% of net revenue, compared to $19.7 million, or 2.9% of net revenue, for the six months ended March 31, 2015. During the six months ended March 31, 2016 we paid $44.3 million for eight acquisitions. During the six months ended March 31, 2015, we paid $31.9 million for five acquisitions.
Financing activities
Net cash used in financing activities was $4.1 million for the six months ended March 31, 2016 as compared to $160.9 million for the six months ended March 31, 2015. During the six months ended March 31, 2015, we redeemed $212.0 million of our senior notes, partially offset by the net proceeds received from the incremental term loan of $55.0 million.
During the six months ended March 31, 2016, there were no borrowings or repayments made under our senior revolver. During the six months ended March 31, 2015, we borrowed an aggregate of $170.3 million under our senior revolver and repaid $170.3 million during the same period. At March 31, 2016, we had no outstanding loans and $117.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver, which reduce the availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of March 31, 2016, $47.4 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.
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
Debt and Financing Arrangements
Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMHH, wholly-owned subsidiaries of Civitas, entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”). The senior credit agreement, as amended, governs a $655.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). As of March 31, 2016, NMHI had $642.3 million of borrowings under the term loan. The aggregate amount of the revolving commitment under the senior revolver as of March 31, 2016 was $120.0 million.
Covenants
The senior credit agreement contains negative financial and non-financial covenants, including, among other things, limitations on the ability of NMHI and its restricted subsidiaries to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. NMHI was in compliance with these covenants as of March 31, 2016 and September 30, 2015.
In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI’s usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of March 31, 2016 or September 30, 2015 as NMHI’s usage of the senior revolver did not exceed the threshold for that quarter.
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. NMHI was in compliance with these covenants as of March 31, 2016 and September 30, 2015. If NMHI withdraws any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, NMHI must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The senior credit agreement contains customary affirmative covenants and events of default.

Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of March 31, 2016:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
			(In thousands)
Long-term debt obligations (1)	$773,157	$34,126	$67,404	$671,627	$—
Operating lease obligations (2)	282,221	62,948	96,223	58,269	64,781
Capital lease obligations	8,794	1,124	2,248	2,248	3,174
Purchase obligations (3)	6,561	4,420	2,141	—	—
Standby letters of credit	50,354	50,354	—	—	—
Contingent consideration obligations (4)	4,612	4,612		—	—
Total obligations and commitments	$1,125,699	$157,584	$168,016	$732,144	$67,955

(1)
Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at March 31, 2016. The interest payments do not reflect the projected impact of interest rate swap agreements. The principal and interest payments are due in quarterly installments through January 31, 2021. See Note 4 to our unaudited condensed consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.

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
Critical Accounting Policies
Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the six months ended March 31, 2016 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended September 30, 2015, which were included in our Annual Report on Form 10-K for the year ended September 30, 2015.
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
As of March 31, 2016, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate a test for impairment is necessary as of March 31, 2016.

Subsequent Events

On April 12, 2016, the Company made a $2.3 million payment for contingent consideration related to the acquisition of Cassell & Associates LLC.
Forward-Looking Statements
Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to our markets, demand for our services, the political climate and budgetary and rate environment, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, our margins, our liquidity and our labor costs. Terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or similar expressions are intended to identify these forward looking statements. These statements are only predictions. Actual events or results may differ materially.
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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.25%, at our option. A 1% increase in the interest rate on our floating rate debt as of March 31, 2016 would have increased cash interest expense on the floating rate debt by approximately $6.5 million per annum, without giving effect to the interest rate swap agreement discussed below.
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

(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016, because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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
Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of March 31, 2016, management believes that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015, except that under our risk factor “Matters involving employees may expose us to potential liability,” we are supplementing the portion of such risk factor regarding the Department of Labor’s proposed rule regarding classification of employees as exempt to state the following:
On July 6, 2015, the Department of Labor announced a proposed rule that significantly raised the minimum salary required to classify an employee as exempt.  The proposed rule would raise the current base salary minimum to be exempt from overtime pay for all hours worked over 40 hours in a designated work-week from $23,660 ($455 per week) to $50,440 ($970 per week) in 2016, with yearly adjustments tied to a designated index thereafter.  Comments to the proposed rule were due on September 4, 2015.  The final rule is anticipated to be released as early as May 2016 and the deadline for implementing such rule may be as soon as 60 days after release of the final rule.  If the final rule adopts the proposed minimum salary level for administrative, professional, and executive exempt employees, we are likely to incur additional labor costs in the form of increased salaries, overtime pay for previously exempt employees and additional hires to minimize overtime exposure.  If adopted as anticipated, compliance with the final rule may have an impact on our results for the fourth quarter of fiscal 2016 and periods thereafter.  The potential costs that may be incurred as a result of the adoption of this final rule are difficult to quantify at this time but they could be material.

For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2.	Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during the three months ended March 31, 2016.
Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended March 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
1/1/2016 - 1/31/2016	—	—
2/1/2016 - 2/29/2016	—	—
3/1/2016 - 3/31/2016	709	$18.44
(1) Our employees surrendered an aggregate of 709 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended March 31, 2016.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

May 10, 2016	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Performance-Based Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.1 to Civitas Solutions Inc.'s Current Report on Form 8-K filed on January 15, 2016.

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith