Form 10-Q
period 2016-06-30
Civitas Solutions, Inc.
filed 2016-08-09
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, there were 37,131,288 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$19,246	$41,690
Restricted cash	870	749
Accounts receivable, net of allowances of $11,714 and $11,207 at June 30, 2016 and September 30, 2015	161,917	145,395
Deferred tax assets, net	17,519	19,648
Prepaid expenses and other current assets	21,182	14,049
Total current assets	220,734	221,531
Property and equipment, net	173,102	168,227
Intangible assets, net	310,548	305,856
Goodwill	283,839	274,520
Restricted cash	50,000	50,000
Other assets	44,404	43,050
Total assets	$1,082,627	$1,063,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,581	$25,890
Accrued payroll and related costs	77,856	82,012
Other accrued liabilities	54,237	46,428
Obligations under capital lease, current	533	497
Current portion of long-term debt	6,554	6,554
Total current liabilities	168,761	161,381
Other long-term liabilities	77,669	79,170
Deferred tax liabilities, net	56,871	58,223
Obligations under capital lease, less current portion	5,154	5,561
Long-term debt, less current portion	632,868	637,574
Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,112,007 and 37,093,237 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	371	371
Additional paid-in capital	293,316	277,311
Accumulated loss on derivatives, net of taxes of ($2,856) and ($1,157) at June 30, 2016 and September 30, 2015, respectively	(4,207)	(1,704)
Accumulated deficit	(148,176)	(154,703)
Total stockholders’ equity	141,304	121,275
Total liabilities and stockholders’ equity	$1,082,627	$1,063,184
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$353,963	$345,994	$1,045,393	$1,015,764
Cost of revenue	274,569	268,393	811,385	786,024
Operating expenses:
General and administrative	42,988	39,671	132,614	119,452
Depreciation and amortization	18,634	26,415	54,952	64,278
Total operating expenses	61,622	66,086	187,566	183,730
Income from operations	17,772	11,515	46,442	46,010
Other income (expense):
Management fee of related party	—	—	—	(162)
Other expense, net	(140)	(386)	(1,098)	(333)
Extinguishment of debt	—	—	—	(17,058)
Interest expense	(8,493)	(8,547)	(25,530)	(28,868)
Income (loss) from continuing operations before income taxes	9,139	2,582	19,814	(411)
Provision (benefit) for income taxes	4,296	1,191	13,032	(185)
Income (loss) from continuing operations	4,843	1,391	6,782	(226)
Loss from discontinued operations, net of tax	(27)	(841)	(255)	(966)
Net income (loss)	$4,816	$550	$6,527	$(1,192)
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$0.13	$0.04	$0.18	$(0.01)
Loss from discontinued operations	—	(0.03)	—	(0.02)
Net income (loss)	$0.13	$0.01	$0.18	$(0.03)
Weighted average number of common shares outstanding, basic	37,108,486	36,950,000	37,101,968	36,950,000
Weighted average number of common shares outstanding, diluted	37,252,344	37,122,904	37,247,784	36,950,000
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$4,816	$550	$6,527	$(1,192)
Other comprehensive income (loss), net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge, net of tax for the three and nine months ended June 30, 2016 of ($595) and ($1,699), respectively, and $770 and $939 for the three and nine months ended June 30, 2015, respectively	(877)	1,132	(2,503)	1,381
Comprehensive income	$3,939	$1,682	$4,024	$189
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Income (Loss) on Derivatives	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2014	36,950,000	$370	$272,943	$—	$(157,775)	$115,538
Change in estimate of initial public offering costs	—	—	576	—		576
Stock-based compensation	—	—	3,761	—		3,761
Other comprehensive income, net of tax	—	—	—	1,381		1,381
Net loss	—	—	—	—	(1,192)	(1,192)
Balance at June 30, 2015	36,950,000	$370	$277,280	$1,381	$(158,967)	$120,064

Balance at September 30, 2015	37,093,237	$371	$277,311	$(1,704)	$(154,703)	$121,275
Issuance of common stock under employee incentive plans, net of shares surrendered	18,770	—	60	—	—	60
Stock-based compensation	—	—	15,200	—	—	15,200
Excess tax benefits from stock-based compensation awards	—	—	745	—	—	745
Other comprehensive loss, net of tax	—	—	—	(2,503)	—	(2,503)
Net income	—	—	—	—	6,527	6,527
Balance at June 30, 2016	37,112,007	$371	$293,316	$(4,207)	$(148,176)	$141,304

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$6,527	$(1,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for accounts receivable allowances	10,834	11,573
Depreciation and amortization	54,985	53,781
Amortization and write-off of original issue discount and initial purchasers discount	210	4,829
Amortization and write-off of financing costs	1,169	2,749
Stock-based compensation	15,200	3,761
Deferred income taxes	2,476	2,437
Loss on disposal of assets	722	422
Non-cash impairment charge	—	10,611
Change in fair value of contingent consideration	(556)	317
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,356)	(20,381)
Other assets	(7,393)	(12,489)
Accounts payable	3,881	87
Accrued payroll and related costs	(4,156)	(1,397)
Other accrued liabilities	7,462	(7,967)
Other long-term liabilities	(3,364)	3,573
Net cash provided by operating activities	60,641	50,714
Investing activities:
Acquisition of businesses, net of cash acquired	(44,481)	(38,738)
Purchases of property and equipment	(31,655)	(30,310)
Change in restricted cash	(121)	446
Proceeds from sale of assets	1,219	1,068
Net cash used in investing activities	(75,038)	(67,534)
Financing activities:
Issuance of long-term debt, net of original issue discount	—	54,450
Repayments of long-term debt	(4,916)	(216,778)
Proceeds from borrowings under senior revolver	45,900	206,700
Repayments of borrowings under senior revolver	(45,900)	(206,700)
Repayments of capital lease obligations	(371)	(334)
Cash paid for settlement of acquisition contingent consideration	(3,565)	—
Proceeds from issuance of common stock under employee equity incentive plans	142	—
Excess tax benefits from stock-based compensation	745	—
Taxes paid related to net share settlements of restricted stock unit awards	(82)	—
Net cash used in financing activities	(8,047)	(162,662)
Net decrease in cash and cash equivalents	(22,444)	(179,482)
Cash and cash equivalents at beginning of period	41,690	196,147
Cash and cash equivalents at end of period	$19,246	$16,665
Supplemental disclosure of cash flow information
Cash paid for interest	$23,664	$29,508
Cash paid for call premium on redemption of senior notes	$—	$11,688
Cash paid for income taxes	$11,993	$1,498
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$1,166	$996
Fair value of contingent consideration related to acquisitions	$—	$6,100
Tenant reimbursements for leasehold improvements	$2,130	$—
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

1. Business Overview
Civitas Solutions, Inc. ("Civitas"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading provider of home- and community-based health and human services to individuals with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”) and elders in need of day health services to support their independence, or adult day health (“ADH”). Since the Company’s founding in 1980, the Company’s operations have grown to 35 states. The Company provides residential services to approximately 11,500 clients and approximately 16,300 clients receive periodic services from the Company in non-residential settings.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2016 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the nine months ended June 30, 2016 to the application of significant accounting policies as described in our audited financial statements for the year ended September 30, 2015.
3. Recent Accounting Pronouncements
Revenue from Contracts with Customers— In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers Topic 606 (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.
Subsequent to issuing ASU No. 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU No. 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard for the Company from October 1, 2017 to October 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations. The new guidance requires either a retrospective or a modified retrospective approach to adoption. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the identification of the performance obligations and licensing implementation guidance, while retaining the related principals of those areas. In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. The Company is evaluating the method of adoption and the potential impact that these ASUs will have on our financial position, results of operations, cash flows, and liquidity.
Imputation of Interest— In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. The standard is to be applied retrospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years. As of June 30, 2016 and September 30, 2015, the Company had deferred financing costs of $6.3 million and $7.5 million, respectively, within other assets.
Business Combinations— In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The standard is to be applied prospectively and is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Although the impact of applying this standard to prior acquisitions would have been immaterial, the standard could have a significant impact on the accounting for future business combinations after it becomes effective for the Company on October 1, 2016.
Income Taxes— In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The standard can be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. As of June 30, 2016 and September 30, 2015, the Company had current deferred tax assets, net of current deferred tax liabilities, of $17.5 million and $19.6 million, respectively.

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
Stock Compensation— In March 2016, the FASB issued ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.
4. Long-Term Debt
As of June 30, 2016 and September 30, 2015, the Company’s long-term debt consisted of the following:

(in thousands)	June 30, 2016	September 30, 2015
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$640,669	$645,585
Original issue discount on term loan, net of accumulated amortization	(1,247)	(1,457)
	639,422	644,128
Less current portion	6,554	6,554
Long-term debt	$632,868	$637,574
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
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of June 30, 2016, NMHI had no loans under the senior revolver and $47.4 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of letters of credit issued under the senior revolver.
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

Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of June 30, 2016 or September 30, 2015 as NMHI’s outstanding borrowings on the senior revolver did not exceed the threshold.
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

The fair value of the swap agreements, representing the price that would be received to transfer the liability in an orderly transaction between market participants, was $7.1 million and $2.9 million as of June 30, 2016 and September 30, 2015, respectively. The fair value was recorded in Other accrued liabilities and was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the nine months ended June 30, 2016, nor was any amount excluded from ineffectiveness testing for the period.

5. Stock-Based Compensation

2014 Plan

Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). The 2014 Plan authorizes the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), and restricted stock units (“RSUs”) to purchase up to 5,546,797 shares authorized in the 2014 Plan.

Stock option activity for the nine months ended June 30, 2016 is presented below:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	567,900	$16.98
Granted	216,357	25.22
Forfeited	58,469	17.94
Exercised	28,480	17.02
Expired	1,858	17.00
Outstanding at June 30, 2016	695,450	$19.46	8.6	$1,887
Vested or expected to vest as of June 30, 2016	670,727	$19.38	8.6	$1,844
Exercisable at June 30, 2016	160,145	$16.97	8.2	$618

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the 2014 Plan during the nine months ended June 30, 2016 were valued using the following assumptions:

2016
Risk-free interest rate	1.32% to 1.92%
Expected term	6 years
Expected volatility	35.12% to 36.20%
Expected dividend yield	—%

Restricted stock unit activity for the nine months ended June 30, 2016 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2015	385,935	$17.10
Granted	265,806	24.42
Forfeited	43,493	18.45
Vested	9,415	16.84
Non-vested units at June 30, 2016	598,833	$20.26

The Company recognizes the fair value of stock options and restricted stock units in net income over the requisite service period of the individual grantee, which generally equals the vesting period.

Under the 2014 Plan, the Company may also grant awards of performance based restricted stock units (“PRSUs”). The number of PRSUs earned is determined based on the Company's attainment of predefined performance targets set by the Compensation Committee. During the nine months ended June 30, 2016 the Company awarded 42,467 PRSUs. The number of PRSUs earned will be determined based on (1) the Company's actual performance against established performance targets in the third year of the three year performance period (the “Performance Condition”) and (2) may be further adjusted based on the performance of the Company’s common stock in relation to the Russell 2000 Healthcare Index (the “Market Condition”). The number of PRSUs earned based on the Performance Condition may range from 0% to 200% of the initial award and thereafter may be increased or decreased by 25% based on the Market Condition. All of the PRSUs will be settled in shares of the Company’s common stock, which will be issued following the end of the three-year performance period, subject to the actual achievement of the predefined performance targets. The Company utilized a Monte Carlo simulation methodology to determine the per share fair value of the PRSU's on the grant date. To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned.

A summary of PRSU activity for the nine months ended June 30, 2016 is as follows:

	Initial Number of Performance Based Restricted Stock Units	Adjustment (1)	Total Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2015	—	—	—	$—
Granted	42,467	—	42,467	19.84
Forfeited	—	—	—	—
Vested	—	—	—	—
Non-vested units at June 30, 2016	42,467	—	42,467	$19.84

(1) Represents an increase or decrease in the number of PRSUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

The Company recorded stock-based compensation expense for awards issued under the 2014 Plan of $1.8 million and $4.7 million during the three and nine months ended June 30, 2016, and $1.4 million and $3.8 million during the three and nine months ended June 30, 2015. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations.

Unit Plan

Prior to October 1, 2015, NMH Investment maintained the Amended and Restated 2006 Unit Plan (the “Unit Plan”). Under the plan NMH Investment issued units of limited liability company interests pursuant to such plan, consisting of Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units, Class F Common Units, Class G Common Units and Class H Common Units. These units derived their value from the value of the Company.

On October 1, 2015, in connection with a secondary offering, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NMH Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting condition for the Class H Common Units and the acceleration of unvested Class F Common Units. As a result, the Company recorded compensation expense of $10.5 million related to these awards during the quarter ended December 31, 2015. This expense is not deductible for tax purposes. During the nine months ended June 30, 2016 the Company recorded compensation expense of $10.5 million for the Distribution, and during the three and nine months ended June 30, 2015 the Company recorded compensation expense of $33 thousand and $112 thousand, respectively, for awards issued under the Unit Plan. The expense is included in general and administrative expense in the consolidated statements of operations. As a result of the Distribution, the Unit Plan has concluded and there will be no future issuances under this plan.
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
Fiscal 2016 Acquisitions
During the nine months ended June 30, 2016, the Company acquired the assets of ten companies complementary to its business for a total fair value consideration of $44.5 million.
Mother's Touch, LLC ("Mother's Touch"). On November 30, 2015, the Company acquired the assets of Mother's Touch for $3.4 million. Mother's Touch is located in Indiana and provides residential and community-based services to individuals with developmental disabilities. The Company acquired $2.7 million of identified intangible assets which included $2.7 million of agency contracts with a weighted average useful life of 12 years and $14 thousand of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of the acquisition, the Company recorded $0.7 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
Winways, LLC ("Winways"). On December 31, 2015, the Company acquired the assets of Winways for $0.8 million. Winways is located in California and provides residential and day treatment services to individuals with traumatic brain injuries, neurological illnesses and similar conditions. The Company acquired $0.6 million of identified intangible assets which included $0.5 million of agency contracts with a weighted average useful life of 12 years and $0.1 million of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the Post Acute Specialty-Rehabilitation Services segment, which is expected to be deductible for tax purposes.
Triumph Rehabilitation, LLC ("Triumph"). On February 1, 2016, the Company acquired the assets of Triumph for $2.6 million. Triumph is located in Michigan and provides physical therapy, rehabilitation and related services to individuals with traumatic brain injuries, neurological illnesses, and similar conditions. The Company acquired $2.3 million of identified intangible assets which included $2.2 million of agency contracts with a weighted average useful life of 12 years and $0.1 million of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of this acquisition, the Company recorded $0.3 million of goodwill in the Post Acute Specialty-Rehabilitation Services segment, which is expected to be deductible for tax purposes.
Brighton Worcester Massachusetts Adult Day Health, Inc. ("Brighton Worcester ADH"). On February 1, 2016 the Company acquired the assets of Brighton Worcester ADH for $13.6 million. Brighton Worcester ADH is located in Massachusetts and provides nursing and health oversight, medication management, therapy services, nutritional and dietary services, counseling and case management to elders. The Company acquired $10.6 million of identified intangible assets which included $9.9 million of agency contracts with a weighted average useful life of 12 years, $0.7 million of tradenames with a weighted average useful life of 5 years and $40 thousand of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of this acquisition, the Company recorded $2.7 million of goodwill in adult day health services as part of the Human Services segment, which is expected to be deductible for tax purposes.
Tender Loving Care Duluth, LLC ("TLC Duluth"). On February 29, 2016, the Company acquired the assets of TLC Duluth for $8.5 million. TLC Duluth is located in Minnesota and provides full-time services in the community residential setting for individuals with developmental disabilities, traumatic brain injuries or mental illness. The Company acquired $7.1 million of identified intangible assets which included $6.2 million of agency contracts with a weighted average useful life of 12 years and $1.0 million of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
Maryland Adult Day Health, Inc. ("Maryland ADH"). On March 14, 2016, the Company acquired the assets of Maryland ADH for $12.3 million. Maryland ADH is located in Maryland and provides adult day health care services to the Medicaid eligible elderly population. The Company acquired $7.7 million of identified intangible assets which included $6.7 million of agency contracts with a weighted average useful life of 12 years, $1.0 million of tradenames with a weighted average useful life of 5 years, and $40 thousand of other intangible assets. In addition, the Company acquired total tangible assets, consisting primarily of vehicles, of $0.7 million. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of this acquisition, the Company recorded $3.9 million of goodwill in adult day health services as part of the Human Services segment, which is expected to be deductible for tax purposes.
Eagle Crest Center, LLC ("Eagle Crest"). On March 15, 2016, the Company acquired the assets of Eagle Crest for $2.0 million. Eagle Crest is located in California and provides skilled nursing services and related services to individuals with traumatic brain injuries, spinal cord injuries, neuro-muscular or congenital anomalies, and similar conditions. The Company acquired $1.7 million of intangible assets which included $1.4 million of agency contracts with a weighted average useful life of 12 years and $0.3 million of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of this acquisition, the Company recorded $0.3 million of goodwill in the Post Acute Specialty-Rehabilitation Services segment, which is expected to be deductible for tax purposes.
CRM Habilitative Services, Inc. ("CRM"). On March 31, 2016, the Company acquired the assets of CRM for $1.1 million. CRM is located in Pennsylvania and provides group home services and day program services and related services to individuals with intellectual and developmental disabilities. The Company acquired $0.9 million of intangible assets which included $0.8 million of agency contracts with a weighted average useful life of 12 years and $0.2 million of other intangible assets. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
Other acquisitions. During fiscal 2016, the Company acquired the assets of Resources for Human Development ("RHD"), and Learning Services, Inc. ("Learning Services"). RHD is in the business of providing residential group home services to individuals with developmental disabilities and similar conditions and is included in our Human Services segment. Learning Services is engaged in the business of providing supported living and rehabilitation services for individuals with acquired brain injuries and similar conditions and is included in our Post Acute Specialty-Rehabilitation Services segment. Total cash consideration for these companies was $161 thousand.

The following table summarizes the recognized amounts of identifiable assets acquired at the date of each acquisition:

(in thousands)	Identifiable Intangible Assets	Tangible Assets	Total Identifiable Assets	Goodwill	Purchase Consideration
Mother's Touch	$2,741	$9	$2,750	$650	$3,400
Winways	619	29	648	108	756
Triumph	2,335	—	2,335	265	2,600
Brighton Worcester ADH	10,600	363	10,963	2,677	13,640
TLC Duluth	7,132	26	7,158	1,342	8,500
Maryland ADH	7,680	748	8,428	3,856	12,284
Eagle Crest	1,698	—	1,698	302	2,000
CRM	934	87	1,021	119	1,140
RHD	18	43	61	—	61
Learning Services	100	—	100	—	100
Total	$33,857	$1,305	$35,162	$9,319	$44,481

The Company has not separately disclosed the operating results of these businesses during the three and nine months ended June 30, 2016 because they are immaterial.

7. Pro Forma Results of Operations

The following table reflects the unaudited pro forma results of operations for the three and nine months ended June 30, 2016 and 2015 assuming that the acquisitions made during the three and nine months ended June 30, 2016 and 2015 had occurred on October 1, 2014 and 2013, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net revenue	$355,024	$357,647	$1,062,972	$1,063,290
Net income	4,872	2,670	9,790	7,795

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred as of October 1, 2014 and 2013, or the results that may be achieved in future periods.
8. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the nine months ended June 30, 2016 are as follows (in thousands):

	Human Services	Post -Acute Specialty Rehabilitation Services	Total
Balance as of September 30, 2015	$193,286	$81,234	$274,520
Goodwill acquired through acquisitions	8,644	675	9,319
Balance as of June 30, 2016	$201,930	$81,909	$283,839

Intangible Assets
Intangible assets consist of the following as of June 30, 2016 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$499,094	$248,989	$250,105
Non-compete/non-solicit agreements	2 years	6,438	4,242	2,196
Relationship with contracted caregivers	—	7,521	7,479	42
Trade names	2 years	6,516	3,818	2,698
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	49,711	40,005	9,706
Intellectual property	—	452	451	1
		$615,532	$304,984	$310,548
Intangible assets consist of the following as of September 30, 2015 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$468,549	$225,383	$243,166
Non-compete/non-solicit	2 years	6,097	3,477	2,620
Relationship with contracted caregivers	1 year	7,521	6,915	606
Trade names	2 years	4,883	3,343	1,540
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	48,395	36,314	12,081
Intellectual property	1 year	452	409	43
		$581,697	$275,841	$305,856
Amortization expense was $10.1 million and $29.2 million for the three and nine months ended June 30, 2016, respectively, and $9.9 million and $29.2 million for the three and nine months ended June 30, 2015, respectively.
The estimated remaining amortization expense related to intangible assets with finite lives for the three months remaining in fiscal 2016 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2016	$9,026
2017	35,817
2018	34,956
2019	34,673
2020	33,877
Thereafter	116,399
Total	$264,748
9. Related Party Transactions
Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, California and Wisconsin. These leases were entered into in the ordinary course of business and negotiated at an arm’s length. These leases have various expiration dates extending out through September 2020. Related party lease expense was $0.2 million and $0.5 million for the three and nine months ended June 30, 2016 and $0.2 million and $0.6 million for the three and nine months ended June 30, 2015.

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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$(7,063)	$—	$(7,063)	$—
Contingent consideration	$(4,954)	$—	$—	$(4,954)
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
Contingent consideration. In connection with the acquisition of Mass Adult Day Health (“Adult Day Health”) in September 2014 and Cassell in January 2015, the Company recorded contingent consideration pertaining to the amounts potentially payable to the former owners upon the businesses achieving certain performance targets.

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
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the nine months ended June 30, 2016.

(in thousands)	Nine Months Ended June 30, 2016
Balance at September 30, 2015	$9,075
Present value accretion	(211)
Cassell fair value adjustment	(2,945)
Balance at December 31, 2015	$5,919
Payment	(1,307)
Balance at March 31, 2016	$4,612
Cassell and Mass ADH fair value adjustment	2,600
Payment	(2,258)
Balance at June 30, 2016	$4,954

As of June 30, 2016 and September 30, 2015, the Company had $5.0 million and $9.1 million of contingent consideration, of which approximately $5.0 million and $3.9 million were reflected in Other accrued liabilities, respectively. As of September 30, 2015, $5.2 million was reflected in Other long-term liabilities. The $0.6 million fair value adjustment and reversal of present value accretion during the nine months ended June 30, 2016 relates to the Cassell and Mass ADH acquisitions and reflects the revised estimate from the date of acquisition of expected operating performance during the two year earn out period which ends January 31, 2017.

During the nine months ended June 30, 2016, the Company made payments of $1.3 million and $2.3 million for contingent consideration related to the Adult Day Health and Cassell acquisitions, respectively.

At June 30, 2016 and September 30, 2015, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
11. Income Taxes
The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period. For the three and nine months ended June 30, 2016, the Company’s effective income tax rate was 47.0% and 65.8%, respectively, as compared to an effective tax rate of 46.1% and 45.0% for the three and nine months ended June 30, 2015, respectively. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. The higher effective tax rate for the nine months ended June 30, 2016 is primarily due to $10.5 million of stock-based compensation expense related to certain awards under our former equity compensation plan that vested in October 2015. This expense is not deductible for tax purposes and was considered a discrete item. Therefore, the entire impact of the expense on income taxes was recorded during the first quarter of fiscal 2016 and is included in the nine months ended June 30, 2016.
The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2013. The Company did not have a reserve for uncertain income tax positions at June 30, 2016 and September 30, 2015. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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
Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker, which is the Company's Chief Operating Officer, for the purpose of evaluating these results and making decisions regarding resource allocations.

The Company evaluates performance based on EBITDA. EBITDA for each segment is defined as income (loss) from continuing operations for the segment before income taxes, before depreciation and amortization, intangible impairments, and interest income (expense).

Activities classified as “Corporate” in the table below relate primarily to unallocated home office expenses, management fees, and debt extinguishment costs.
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended June 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2016
Net revenue	$280,457	$73,506	$—	$353,963
EBITDA	42,463	14,391	(20,591)	36,263
Total assets	642,423	257,254	182,950	1,082,627
Depreciation and amortization	12,148	5,827	659	18,634
Purchases of property and equipment	7,684	2,492	2,460	12,636
2015
Net revenue	$278,398	$67,596	$—	$345,994
EBITDA(1)	40,873	12,776	(15,961)	37,688
Depreciation and amortization	19,790	5,995	630	26,415
Purchases of property and equipment	5,800	4,200	599	10,599

(1) The performance measures previously reported for the three months ended June 30, 2015 have been revised from Income (loss) from continuing operations before income taxes to EBITDA.

A reconciliation of EBITDA to income from continuing operations on a consolidated basis is as follows (in thousands):

	For the three months ended June 30,
	2016	2015
EBITDA	$36,263	$37,688
Less:
Depreciation and amortization	18,634	26,415
Interest expense, net	8,490	8,691
Income from continuing operations before income taxes	$9,139	$2,582

For the nine months ended June 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2016
Net revenue	$831,844	$213,549	$—	$1,045,393
EBITDA	122,879	40,471	(63,284)	100,066
Total assets	642,423	257,254	182,950	1,082,627
Depreciation and amortization	35,281	17,639	2,032	54,952
Purchases of property and equipment	19,691	7,769	4,195	31,655
2015
Net revenue	$820,112	$195,652	$—	$1,015,764
EBITDA(1)	123,115	36,366	(66,496)	92,985
Depreciation and amortization	45,303	17,137	1,838	64,278
Purchases of property and equipment	15,803	12,162	2,345	30,310

(1) The performance measures previously reported for the nine months ended June 30, 2015 have been revised from Income (loss) from continuing operations before income taxes to EBITDA.

A reconciliation of EBITDA to income (loss) from continuing operations on a consolidated basis is as follows (in thousands):

	For the nine months ended June 30,
	2016	2015
EBITDA	$100,066	$92,985
Less:
Depreciation and amortization	54,952	64,278
Interest expense, net	25,300	29,118
Income (loss) from continuing operations before income taxes	$19,814	$(411)
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state operation, which is included in the Human Services segment, accounted for approximately 15% of the Company’s net revenue for the three and nine months ended June 30, 2016 and 2015.

13. Disposition of Business

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. These operations are included in the Human Services Segment. On December 1, 2015, the Company completed the sale of our ARY operations in the state of North Carolina. As consideration, the buyer assumed our lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million. The closures of the ARY operations in Florida and Louisiana were complete as of December 31, 2015 and the closures of our ARY operations in Indiana and Texas were completed in January 2016. During the nine months ended June 30, 2016 the Company recorded cash charges of approximately $2.0 million, consisting of severance costs of $0.5 million and lease termination costs of $1.5 million.

The Company assessed the disposal group under the guidance of ASU 2014-08, Discontinued Operations and Disclosures of Disposals of Components of an Entity and concluded that the closure of the disposal group does not represent a "strategic shift" and therefore has not been classified as discontinued operations for any of the periods presented. However, the Company has concluded that the disposal group was an individually significant disposal group. Pretax losses for this disposal group were $0.2 million and $5.8 million for the three and nine months ended June 30, 2016, respectively, and $8.8 million and $11.2 million for the three and nine months ended June 30, 2015, respectively. Pretax losses for the nine months ended June 30, 2016 included exit costs of $2.0 million disclosed above.

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
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Numerator
Net income (loss)	$4,816	$550	$6,527	$(1,192)
Denominator
Weighted average shares outstanding, basic	37,108,486	36,950,000	37,101,968	36,950,000
Weighted average common equivalent shares	143,858	172,904	145,816	—
Weighted average shares outstanding, diluted	37,252,344	37,122,904	37,247,784	36,950,000
Net income (loss) per share, basic and diluted	$0.13	$0.01	$0.18	$(0.03)
Equity instruments excluded from diluted net income (loss) per share calculation as the effect would have been anti-dilutive:
Stock options	699,171	571,491	483,620	567,664
Restricted stock units	129,252	—	111,435	570,601

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
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities ("I/DD"), individuals with catastrophic injuries and illnesses, particularly acquired brain injury ("ABI"), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth ("ARY"), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of June 30, 2016, we operated in 35 states, serving approximately 11,500 clients in residential settings and approximately 16,300 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as, an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.
We have two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment. Through the Human Services Segment, we provide home- and community-based human services to adults and children with intellectual and developmental disabilities, to youth with emotional, behavioral and/or medically complex challenges and, beginning in fiscal 2014, to elders. The operations of the Human Services Segment have been organized by management into three operating segments based upon geography and clients served. Through the SRS Segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two operating segments, NeuroRestorative and CareMeridian, based upon service type. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker, which is the Company's Chief Operating Officer, for the purpose of evaluating these results and making decisions regarding resource allocations.
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

Factors Affecting our Operating Results

Demand for Home and Community-Based Health and Human Services
Our growth in revenue has historically been primarily related to increases in the number of individuals served, as well as increases in the rates we receive for our services. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, our new start program and acquisitions. We also attribute the long-term growth in our client base to certain trends that are increasing demand in our industry, including demographic, health-care and political developments.

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
Political and economic trends can also affect our operations. Budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. For example, during the economic downturn that began in 2008, our government payors in several states responded to deteriorating revenue collections by implementing service reductions, rate freezes and/or rate reductions. Beginning in fiscal 2012, the rate environment improved and, as a result, pricing increases contributed to revenue growth during each of the fiscal years from 2012 through 2015. While this trend is continuing in fiscal 2016 as the rate climate remains stable to favorable in all but one of our key markets, the financial impact is expected to be significantly more modest than in prior years due to a redesign of the I/DD Waiver program in West Virginia. Through June 30, 2016, this redesign has been the primary driver of an $8.8 million and $4.3 million reduction to our West Virginia revenue and income from operations, respectively, as compared to the comparable period a year ago. We anticipate that this operation will experience continued reduction in revenue and income from operations in the fourth quarter, estimated to be in a range of $3.0 to $3.5 million and $1.5 to $2.5 million dollars, respectively.
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
Expansion of Services
We have grown our business through expansion of existing markets and programs, entry into new geographical markets, as well as through acquisitions.

Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises the new start operating income for such period. During the three months ended June 30, 2016 and 2015, new starts generated operating losses of $2.2 million and $1.4 million, respectively, and operating income of $1.1 million and $0.7 million, respectively. During the nine months ended June 30, 2016 and 2015, new starts generated operating losses of $5.4 million and $3.9 million, respectively, and operating income of $2.8 million and $2.0 million, respectively.
Acquisitions
From the beginning of fiscal 2010 through June 30, 2016, we have completed 56 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically do so in the future. Acquisitions could have a material impact on our consolidated financial statements.
During the nine months ended June 30, 2016, we acquired the assets of ten companies complementary to our business for total cash consideration of $44.5 million.
During the nine months ended June 30, 2015, we acquired the assets of ten companies complementary to our business for total fair value consideration of $44.8 million, including $6.1 million of contingent consideration.
Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. As a result, we sold our ARY operations in North Carolina on December 1, 2015 and closed our ARY operations in Florida, Louisiana, Indiana and Texas during the first two quarters of fiscal 2016. In connection with these divestitures, we recorded exit costs of $2.0 million, consisting of severance costs of $0.5 million and lease termination costs of $1.5 million, and a loss on the sale of our ARY business in North Carolina of $1.3 million during the first half of fiscal 2016.

Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During both the three and nine months ended June 30, 2016, we derived 88% of our net revenue from contracts with state, local and other government payors and 12% of our net revenue from non-public payors, as compared to 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors during both the three and nine months ended June 30, 2015. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
I/DD Services
Gross Revenues	$237,718	$227,942	$704,254	$668,883
Average Residential Census	8,103	7,926	8,047	7,818
Average Daily Rate	$244.10	$234.96	$240.44	$233.64
Non-Residential Billable Units	3,200,631	3,210,055	9,502,337	9,342,956
Average Non-Residential Billable Unit Rate	$18.04	$18.22	$18.33	$18.22
Gross Revenue Growth %	4.3%		5.3%
Gross Revenue growth due to:
Volume Growth	1.6%		2.6%
Average Rate Growth	2.7%		2.7%
At-Risk Youth Services
Gross Revenues	$35,767	$49,381	$114,055	$147,772
Average Residential Census	2,139	3,434	2,382	3,594
Average Daily Rate	$127.89	$111.33	$124.22	$106.81
Non-residential Billable Units	135,314	171,810	411,118	506,970
Average Non-Residential Billable Unit Rate	$80.34	$84.92	$80.21	$84.78
Gross Revenue Growth %	(27.6)%		(22.8)%
Gross Revenue growth due to:
Volume Growth	(32.9)%		(29.4)%
Average Rate Growth	5.3%		6.6%
Adult Day Health
Gross Revenues	$11,399	$5,076	$24,425	$13,998
Non-residential Billable Units	680,536	333,312	1,523,440	920,052
Average Non-Residential Billable Unit Rate	$16.75	$15.23	$16.03	$15.21
Gross Revenue Growth %	124.6%		74.5%
Gross Revenue growth due to:
Volume Growth	104.2%		65.6%
Average Rate Growth	20.4%		8.9%
Specialty Rehabilitation Services
Gross Revenues	$73,688	$68,663	$214,660	$197,845
Average Residential Census	1,271	1,193	1,247	1,166
Average Daily Rate	$610.06	$611.78	$604.12	$608.74
Non-residential Billable Units	41,342	35,734	116,899	66,779
Average Non-Residential Billable Unit Rate	$75.78	$63.52	$70.86	$62.17
Gross Revenue Growth %	7.3%		8.5%
Gross Revenue growth due to:
Volume Growth	6.9%		8.4%
Average Rate Growth	0.4%		0.1%

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
Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Most of our employee caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Our labor costs are generally influenced by levels of service, and these costs can vary in material respects across regions. In addition, our labor costs are expected to rise as a result of recent regulatory actions at both the state and Federal levels. For example, the Department of Labor recently adopted a final rule effective December 1, 2016 setting an adjusted base minimum salary of $47,476 ($913 per week) required to classify an employee as exempt from overtime eligibility. Automatic adjustments are expected every three years beginning in January, 2020. Given the increase in the minimum salary, we expect to incur significant additional labor costs in the form of overtime pay for previously exempt employees, increased salaries and additional hires to minimize overtime exposure. Compliance with the final rule is expected to impact our results in the first quarter of fiscal 2017 and thereafter. The potential annual costs that could be incurred as a result of the final rule are difficult to quantify and predict but are currently estimated to be in a range of $7.0 million to $9.0 million per year and will negatively affect our margin. We are actively working on mitigation strategies and strategies to engage with our payors to reduce this impact but there can be no assurance that we will be able to do so.
Occupancy costs represent a significant portion of our operating costs. As of June 30, 2016, we owned 364 facilities and three offices, and we leased 1,621 facilities and 219 offices. We expect occupancy costs to increase during fiscal 2016 as a result of new leases entered into in connection with acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Professional and general liability expense totaled 0.7% and 0.9% of gross revenue for the three and nine months ended June 30, 2016, respectively, as compared to 0.8% and 0.7% for the three and nine months ended June 30, 2015, respectively. We incurred professional and general liability expenses of $2.6 million and $9.2 million during the three and nine months ended June 30, 2016, respectively, and $2.8 million and $7.7 million during the three and nine months ended June 30, 2015, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. The increase in expense during the nine months ended June 30, 2016, as compared to the same periods of the prior year, was due to unfavorable claims experience.
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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Gross revenue	100.0%	100.0%	100.0%	100.0%
Sales adjustments	(1.3)%	(1.4)%	(1.1)%	(1.2)%
Net revenue	98.7%	98.6%	98.9%	98.8%
Cost of revenue	76.6%	76.5%	76.7%	76.4%
Operating expenses:
General and administrative	12.0%	11.3%	12.5%	11.6%
Depreciation and amortization	5.2%	7.5%	5.2%	6.2%
Total operating expense	17.2%	18.8%	17.7%	17.8%
Income from operations	5.0%	3.3%	4.4%	4.6%
Other income (expense):
Management fee of related party	—%	—%	—%	—%
Other expense, net	—%	(0.1)%	(0.1)%	—%
Extinguishment of debt	—%	—%	—%	(1.7)%
Interest expense	(2.4)%	(2.4)%	(2.4)%	(2.9)%
Income (loss) from continuing operations before income taxes	2.6%	0.8%	1.9%	—%
Provision (benefit) for income taxes	1.2%	0.3%	1.2%	—%
Income (loss) from continuing operations	1.4%	0.5%	0.7%	—%
Loss from discontinued operations, net of tax	—%	(0.2)%	—%	(0.1)%
Net income (loss)	1.4%	0.3%	0.7%	(0.1)%
Three Months Ended June 30, 2016 and 2015
Consolidated Overview

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2016	2015
Gross revenue	$358,572	$351,062	$7,510
Sales adjustments	(4,609)	(5,068)	459
Net revenue	353,963	345,994	7,969
Income from operations	$17,772	$11,515	$6,257
Operating margin	5.0%	3.3%	1.7%
Consolidated gross revenue for the three months ended June 30, 2016 increased by $7.5 million, or 2.1%, compared to gross revenue for the three months ended June 30, 2015. Sales adjustments as a percentage of gross revenue decreased by 0.1% from 1.4% during three months ended June 30, 2015 to 1.3% during three months ended June 30, 2016. The growth in gross revenue was negatively impacted by the divestitures or our ARY operations in Illinois in the third quarter of fiscal 2015, and in Florida, Louisiana, Indiana, North Carolina and Texas during the first half of fiscal 2016 ("ARY Divestitures"), which resulted in a decrease of $13.8 million in gross revenue. Excluding these operations, gross revenue increased by $21.3 million, or 6.3%, of which $12.5 million was from acquisitions that closed during and after the third quarter ending June 30, 2015 and $8.9 million from organic growth.
Consolidated income from operations was $17.8 million for three months ended June 30, 2016 compared to $11.5 million for the three months ended June 30, 2015. Income from operations increased from 3.3% of gross revenue during the three months ended June 30, 2015 to 5.0% of gross revenue during the three months ended June 30, 2016. The increase in our operating margin as a percentage of gross revenue was primarily due to the positive impact of divesting our lower margin ARY operations, and a decrease in depreciation and amortization expense. Depreciation and amortization expense for the three months ended June 30, 2015 included an intangible asset impairment charge of $8.2 million related to the ARY Divestitures.

Revenues by segment

The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2016	2015
I/DD gross revenue	$237,718	$227,942	$9,776	4.3%
ARY gross revenue	35,767	49,381	(13,614)	(27.6)%
ADH gross revenue	11,399	5,076	6,323	124.6%
Total Human Services gross revenue	284,884	282,399	2,485	0.9%
Sales adjustments	(4,427)	(4,001)
Sales adjustments as a percentage of gross revenue	(1.6)%	(1.4)%
Total Human Services net revenue	$280,457	$278,398	$2,059	0.7%
Human Services gross revenue for the three months ended June 30, 2016 increased by $2.5 million, or 0.9%, compared to the three months ended June 30, 2015. The increase in gross revenue was driven by a $9.8 million increase in I/DD gross revenue while ARY gross revenue decreased by $13.6 million compared to the three months ended June 30, 2015. Gross revenue for ADH increased $6.3 million during the three months ended June 30, 2016 to $11.4 million.
The increase in I/DD gross revenue included $4.5 million from organic growth and $5.3 million from acquisitions that closed during and after the three months ended June 30, 2015. The organic growth was the result of a 2.0% increase in average billing rates compared to the three months ended June 30, 2015.

The $13.6 million decrease in ARY gross revenue was driven by a 32.9% decrease in volume due to the ARY Divestitures. These divestitures resulted in a decrease of $13.8 million in gross revenue, which was partially offset by an increase in revenue in the remaining ARY states.
The increase in ADH gross revenue included $1.0 million from organic growth and $5.4 million from acquisitions that closed after the three months ended June 30, 2015. The organic growth was the result of a 17.5% increase in volume and a 1.5% increase in the average billing rate compared to the three months ended June 30, 2015. The increase in volume was driven by new starts.
Sales adjustments for the three months ended June 30, 2016 increased by $0.4 million, or 0.2% as a percentage of gross revenue, compared to the three months ended June 30, 2015.

The following table sets forth revenue for the SRS segment for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2016	2015
SRS gross revenue	$73,688	$68,663	$5,025	7.3%
Sales adjustments	(182)	(1,067)
Sales adjustments as a percentage of gross revenue	(0.2)%	(1.6)%
SRS net revenue	$73,506	$67,596	$5,910	8.7%
The SRS segment’s gross revenue for the three months ended June 30, 2016 increased by $5.0 million, or 7.3%, compared to the three months ended June 30, 2015. The increase included $3.2 million from organic growth and $1.8 million from acquisitions that closed during and after the three months ended June 30, 2015. The organic growth was driven by an increase in volume of 5.7% partially offset by a decrease in the average billing rate of 0.7% as a result of changes in our consumer mix. The increase in volume was primarily driven by lower levels of open occupancy resulting from the maturation of programs started in recent years.
Sales adjustments for the three months ended June 30, 2016 decreased from $1.1 million for the three months ended June 30, 2015 to $0.2 million.

Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Three Months Ended June 30,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$178,626	62.7%	$179,443	63.5%	$(817)	(0.8)%
Client program costs	11,657	4.1%	11,135	3.9%	522	0.2%
Client occupancy costs	18,205	6.4%	16,193	5.7%	2,012	0.7%
Travel & transportation costs	7,141	2.5%	7,412	2.6%	(271)	(0.1)%
Other direct costs	6,267	2.2%	5,421	1.9%	846	0.3%
Total cost of revenues	$221,896	77.9%	$219,604	77.6%	$2,292	0.3%
Human Services cost of revenues for the three months ended June 30, 2016 increased as a percentage of gross revenue by 0.3%, as compared to the three months ended June 30, 2015. This was primarily due to an increase in client occupancy costs of 0.7% and in other direct costs of 0.3%, offset by a decrease in direct labor costs of 0.8%. The increase in occupancy costs as a percentage of gross revenue was primarily due to the impact of programs with higher levels of open occupancy. The increase in other direct costs as a percentage of gross revenue was primarily due to higher workers' compensation expense resulting from unfavorable claims experience during three months ended June 30, 2016. The decrease in direct labor costs as a percentage of gross revenue was primarily due to a decrease in direct service consultants costs resulting from our ARY Divestitures, partially offset by higher amounts of overtime pay as compared to the three months ended June 30, 2015. The higher amounts of overtime were the result of vacant positions, primarily within our I/DD business, due to increased competition for labor in some markets.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Three Months Ended June 30,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$37,307	50.6%	$34,466	50.2%	$2,841	0.4%
Client program costs	5,013	6.8%	4,714	6.9%	299	(0.1)%
Client occupancy costs	8,057	10.9%	7,463	10.9%	594	—%
Travel & transportation costs	922	1.3%	862	1.3%	60	—%
Other direct costs	1,335	1.8%	1,147	1.7%	188	0.1%
Total cost of revenues	$52,634	71.4%	$48,652	71.0%	$3,982	0.4%
SRS segment’s cost of revenues for the three months ended June 30, 2016 increased as a percentage of gross revenue by 0.4% as compared to the three months ended June 30, 2015. The increase was primarily due to an increase in direct labor costs of 0.4%. The increase in direct labor costs as a percentage of gross revenue was primarily due an increase in direct service consultants costs.

Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Three Months Ended June 30,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
General and administrative	$42,988	12.0%	$39,671	11.3%	$3,317	0.7%
Depreciation and amortization	18,634	5.2%	26,415	7.5%	(7,781)	(2.3)%
Total operating expense	$61,622	17.2%	$66,086	18.8%	$(4,464)	(1.6)%
General and administrative expenses as a percentage of gross revenue increased by 0.7% during the three months ended June 30, 2016. The increase in general and administrative expenses during the three months ended June 30, 2016 is primarily due to a $2.6 million charge related to the increase in the fair value of acquisition related contingent consideration liabilities and an increase in professional service fees.
Depreciation and amortization expense as a percentage of gross revenue decreased to 5.2% as compared to 7.5% during the three months ended June 30, 2015. Depreciation and amortization expense for the three months ended June 30, 2015 included an intangible asset impairment charge of $8.2 million related to the ARY Divestitures.
Other (income) expense
Other expense, net, which primarily consists of interest income and mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, was $0.1 million for the three months ended June 30, 2016 compared to $0.4 million for the three months ended June 30, 2015.
Provision (benefit) for income taxes
For the three months ended June 30, 2016, our effective income tax rate was 47.0% compared to an effective tax rate of 46.1% for the three months ended June 30, 2015. The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation.

Nine Months Ended June 30, 2016 and 2015
Consolidated Overview

	Nine Months Ended June 30,		Increase (Decrease)
(in thousands)	2016	2015
Gross revenue	$1,057,394	$1,028,498	$28,896
Sales adjustments	(12,001)	(12,734)	733
Net revenue	1,045,393	1,015,764	29,629
Income from operations	$46,442	$46,010	$432
Operating margin	4.4%	4.5%	(0.1)%
Consolidated gross revenue for the nine months ended June 30, 2016 increased by $28.9 million, or 2.8%, compared to gross revenue for the nine months ended June 30, 2015. Sales adjustments as a percentage of gross revenue decreased from 1.2% during the nine months ended June 30, 2015 to 1.1% during the nine months ended June 30, 2016. The growth in gross revenue was negatively impacted by the ARY Divestitures, which resulted in a decrease of $36.8 million in gross revenue. Excluding these operations, gross revenue increased by $65.7 million, or 6.7%, of which $30.9 million was from acquisitions that closed during and after the nine months ended June 30, 2015 and $34.8 million was from organic growth.

Consolidated income from operations was $46.4 million for the nine months ended June 30, 2016 compared to $46.0 million for the nine months ended June 30, 2015. Income from operations decreased from 4.5% of gross revenue for the nine months ended June 30, 2015 to 4.4% of gross revenue for the nine months ended June 30, 2016. The decrease in our operating margin during the nine months ended June 30, 2016 was partly due to an increase in direct labor costs resulting from $6.6 million of favorable adjustments to our health insurance reserves and accruals for incentive compensation in the prior year period. In addition, our operating margin during the nine months ended June 30, 2016 was negatively impacted by an increase of $11.4 million in stock-based compensation expense, $10.5 million of which was related to Class H Common Units that vested during the first quarter of fiscal 2016 and $2.0 million of exit costs associated with the ARY Divestitures. The effect of these items was offset by the positive impact of divesting lower margin ARY operations and a decrease in depreciation and amortization expense. Depreciation and amortization expense for the nine months ended June 30, 2015 included intangible asset impairment charges of $10.4 million related to the ARY Divestitures.
Revenues by segment

The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Nine Months Ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2016	2015
I/DD gross revenue	$704,254	$668,883	$35,371	5.3%
ARY gross revenue	114,055	147,772	(33,717)	(22.8)%
ADH gross revenue	24,425	13,998	10,427	74.5%
Total Human Services gross revenue	842,734	830,653	12,081	1.5%
Sales adjustments	(10,890)	(10,541)
Sales adjustments as a percentage of gross revenue	(1.3)%	(1.3)%
Total Human Services net revenue	$831,844	$820,112	$11,732	1.4%
Human Services gross revenue for the nine months ended June 30, 2016 increased by $12.1 million, or 1.5%, compared to the nine months ended June 30, 2015. The increase in gross revenue was driven by a $35.4 million increase in I/DD gross revenue while ARY gross revenue decreased by $33.7 million compared to the nine months ended June 30, 2015. Gross revenue for ADH increased $10.4 million during the nine months ended June 30, 2016 to $24.4 million.
The increase in I/DD gross revenue included $20.0 million from organic growth and $15.3 million from acquisitions that closed during and after the nine months ended June 30, 2015. The organic growth was the result of a 0.9% increase in volume coupled with a 2.1% increase in average billing rates compared to the nine months ended June 30, 2015.

The $33.7 million decrease in ARY gross revenue was driven by a 29.4% decrease in volume due to the ARY Divestitures. These divestitures resulted in a decrease of $36.8 million in gross revenue, which was partially offset by an increase in revenue in the remaining ARY states.
The increase in ADH gross revenue included $3.1 million from organic growth and $7.3 million from acquisitions that closed after the nine months ended June 30, 2015. The organic growth was the result of a 20.7% increase in volume and a 1.8% increase in the average billing rate compared to the nine months ended June 30, 2015. The increase in volume was driven by new starts.
Sales adjustments for the nine months ended June 30, 2016 were flat at 1.3%, as a percentage of gross revenue, compared to the nine months ended June 30, 2015.

The following table sets forth revenue for the SRS segment for the periods indicated (in thousands):

	Nine Months Ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2016	2015
SRS gross revenue	$214,660	$197,845	$16,815	8.5%
Sales adjustments	(1,111)	(2,193)
Sales adjustments as a percentage of gross revenue	(0.5)%	(1.1)%
SRS net revenue	$213,549	$195,652	$17,897	9.1%
The SRS segment’s gross revenue for the nine months ended June 30, 2016 increased by $16.8 million, or 8.5%, compared to the nine months ended June 30, 2015. The increase included $8.5 million from organic growth and $8.3 million from acquisitions that closed during and after the nine months ended June 30, 2015. The organic growth was driven by a 4.3% increase in volume and a 0.2% increase in average billing rate compared to the nine months ended June 30, 2015. The increase in volume was primarily driven by lower levels of open occupancy resulting from the maturation of programs started in recent years.
Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$534,580	63.4%	$525,706	63.3%	$8,874	0.1%
Client program costs	33,917	4.0%	31,480	3.8%	2,437	0.2%
Client occupancy costs	51,827	6.1%	47,497	5.7%	4,330	0.4%
Travel & transportation costs	20,519	2.4%	21,760	2.6%	(1,241)	(0.2)%
Other direct costs	16,807	2.0%	17,786	2.1%	(979)	(0.1)%
Total cost of revenues	$657,650	77.9%	$644,229	77.5%	$13,421	0.4%
Human Services cost of revenues for the nine months ended June 30, 2016 increased as a percentage of gross revenue by 0.4%, compared to the nine months ended June 30, 2015. This was primarily due to an increase in client program costs of 0.2% and client occupancy costs of 0.4%, partially offset by a decrease in travel and transportation costs. The increase in our client program costs as a percentage of gross revenue is primarily the result of increased professional and general liability expense due to an unfavorable claims experience during the nine months ended June 30, 2016. The increase in client occupancy costs as a percentage of gross revenue was primarily due to the impact of programs with higher levels of open occupancy. The decrease in travel and transportation costs was primarily due to lower employee mileage costs as compared to the nine months ended June 30, 2015.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Direct labor costs	$108,324	50.5%	$99,336	50.2%	$8,988	0.3%
Client program costs	14,996	7.0%	13,886	7.0%	1,110	—%
Client occupancy costs	24,325	11.3%	22,207	11.2%	2,118	0.1%
Travel & transportation costs	2,611	1.2%	2,494	1.3%	117	(0.1)%
Other direct costs	3,356	1.6%	3,429	1.7%	(73)	(0.1)%
Total cost of revenues	$153,612	71.6%	$141,352	71.4%	$12,260	0.2%
SRS segment’s cost of revenues for the nine months ended June 30, 2016 increased as a percentage of gross revenue by 0.2% as compared to the nine months ended June 30, 2015. The increase was primarily due to an increase in direct labor costs of 0.3%, partially offset by decreases in travel and transportation costs and other direct costs. The increase in direct labor costs as a percentage of gross revenue was primarily due to an increase in direct service consultants costs and an increase in expense for the self-insured portion of employee health insurance plans as compared to the nine months ended June 30, 2015. The increase in our health insurance expense is the result of a favorable adjustment to our self-insurance reserves during the nine months ended June 30, 2015 resulting from lower than expected claims. The decrease in other direct costs as a percentage of gross revenue was primarily due to lower workers' compensation costs as compared to the nine months ended June 30, 2015. The decrease in our workers' compensation costs is the result a favorable settlement experience on prior period claims during the nine months ended June 30, 2016.

Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Nine Months Ended June 30,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
General and administrative	$132,614	12.5%	$119,452	11.6%	$13,162	0.9%
Depreciation and amortization	54,952	5.2%	64,278	6.2%	(9,326)	(1.0)%
Total operating expense	$187,566	17.7%	$183,730	17.8%	$3,836	(0.1)%
General and administrative expense as a percentage of gross revenue increased by 0.9% during the nine months ended June 30, 2016. The increase was primarily due to an $11.4 million increase in stock-based compensation expense, lease termination charges of $1.5 million associated with the ARY Divestitures and an increase in professional service fees. The increase in stock-based compensation was primarily the result of the Class H Common Units vesting during the first quarter of fiscal 2016.
Depreciation and amortization expense decreased to 5.2% as a percentage of gross revenue as compared to 6.2% during the nine months ended June 30, 2015. Depreciation and amortization expense for the nine months ended June 30, 2015 included an intangible asset impairment charge of $10.4 million related to the ARY Divestitures.
Other (income) expense
Other expense, net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, increased from an expense of $0.3 million during the nine months ended June 30, 2015 to an expense of $1.1 million during the nine months ended June 30, 2016. Other expense, net for the nine months ended June 30, 2016, includes a $1.3 million loss on the sale of ARY operations in the state of North Carolina.
Interest expense decreased by $3.3 million during the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015 due to lower interest expense as a result of the redemption of $162.0 million and $50.0 million of senior notes on October 17, 2014, and March 4, 2015, respectively.
Provision (benefit) for income taxes
For the nine months ended June 30, 2016, our effective income tax rate was 65.8% compared to an effective tax rate of 45.0% for the nine months ended June 30, 2015. The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. The change in the effective tax rate during the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015 is primarily due to a $10.5 million stock-based compensation charge related to certain awards under our former equity compensation plan that vested in October 2015. This expense was not deductible for tax purposes and was considered a discrete item. Therefore, the entire impact of the expense on income taxes was recorded during the first quarter of fiscal 2016 and is included in the nine months ended June 30, 2016, which resulted in an abnormally high tax rate.

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

Operating activities
Net cash provided by operating activities was $60.6 million for the nine months ended June 30, 2016, compared to cash provided by operating activities of $50.7 million for the nine months ended June 30, 2015. The increase in cash provided by operating activities was primarily due to lower interest expense as a result of redeeming our senior notes and the impact of the associated call premiums that were paid during the nine months ended June 30, 2015. The increase was partially offset by the impact of making estimated tax payments for federal income taxes during the nine months ended June 30, 2016.
Investing activities
Net cash used in investing activities was $75.0 million and $67.5 million for the nine months ended June 30, 2016 and 2015, respectively. Cash paid for property and equipment for the nine months ended June 30, 2016 was $31.7 million, or 3.0% of net revenue, compared to $30.3 million, or 3.0% of net revenue, for the nine months ended June 30, 2015. During the nine months ended June 30, 2016 we acquired ten companies for $44.5 million. During the nine months ended June 30, 2015, we paid $38.7 million for ten acquisitions.
Financing activities
Net cash used in financing activities was $8.0 million for the nine months ended June 30, 2016 as compared to $162.7 million for the nine months ended June 30, 2015. During the nine months ended June 30, 2015, we redeemed $212.0 million of our senior notes, partially offset by the net proceeds received from the incremental term loan of $55.0 million.
During the nine months ended June 30, 2016, we borrowed an aggregate of $45.9 million under our senior revolver and repaid $45.9 million during the same period. During the nine months ended June 30, 2015, we borrowed an aggregate of $206.7 million under our senior revolver and repaid $206.7 million during the same period. At June 30, 2016, we had no outstanding loans and $117.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver, which reduce the availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of June 30, 2016, $47.4 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.
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

Debt and Financing Arrangements
Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMHH, wholly-owned subsidiaries of Civitas, entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”). The senior credit agreement, as amended, governs a $655.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). As of June 30, 2016, NMHI had $640.7 million of borrowings under the term loan. The aggregate amount of the revolving commitment under the senior revolver as of June 30, 2016 was $120.0 million.
Covenants
The senior credit agreement contains negative financial and non-financial covenants, including, among other things, limitations on the ability of NMHI and its restricted subsidiaries to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. NMHI was in compliance with these covenants as of June 30, 2016 and September 30, 2015.
In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI’s usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of June 30, 2016 or September 30, 2015 as NMHI’s usage of the senior revolver did not exceed the threshold for that quarter.
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. NMHI was in compliance with these covenants as of June 30, 2016 and September 30, 2015. If NMHI withdraws any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, NMHI must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The senior credit agreement contains customary affirmative covenants and events of default.
Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of June 30, 2016:

(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$764,618	$34,055	$67,263	$663,300	$—
Operating lease obligations (2)	283,549	63,931	98,513	58,400	62,705
Capital lease obligations	8,580	1,124	2,248	2,248	2,960
Purchase obligations (3)	4,514	3,412	1,102	—	—
Standby letters of credit	50,354	50,354	—	—	—
Contingent consideration obligations (4)	4,954	4,954	—	—	—
Total obligations and commitments	$1,116,569	$157,830	$169,126	$723,948	$65,665

(1)
Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at June 30, 2016. The interest payments do not reflect the projected impact of interest rate swap agreements. The principal and interest payments are due in quarterly installments through January 31, 2021. See Note 4 to our unaudited condensed consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.

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
Critical Accounting Policies
Our financial results are affected by the selection and application of critical accounting policies and methods. There were no material changes in the nine months ended June 30, 2016 to the application of critical accounting policies and estimates as described in our audited financial statements for the year ended September 30, 2015, which were included in our Annual Report on Form 10-K for the year ended September 30, 2015.
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
As of June 30, 2016, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate a test for impairment is necessary as of June 30, 2016.

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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.25%, at our option. A 1% increase in the interest rate on our floating rate debt as of June 30, 2016 would have increased cash interest expense on the floating rate debt by approximately $6.5 million per annum, without giving effect to the interest rate swap agreement discussed below.
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

(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of June, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016, because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
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
Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of June 30, 2016, management believes that the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2016, the Department of Labor issued a final rule that significantly raised the minimum salary required to classify an employee as exempt from overtime eligibility. The Department of Labor raised the current base salary minimum to be exempt from overtime pay for all hours worked over 40 hours in a designated work-week from $23,660 ($455 per week) to $47,476 ($913/week) effective December 1, 2016, with adjustments thereafter every three years based on a standard metric, with the first adjustment to be no earlier than January 2020. Given the increase in the minimum salary level for administrative, professional, and executive exempt employees, we expect to incur significant additional labor costs in the form of overtime pay for previously exempt employees, increased salaries and additional hires to minimize overtime exposure. Compliance with the final rule is expected to impact our results in the first quarter of fiscal 2017 and thereafter. The potential annual costs that may be incurred as a result of the adoption of this final rule and our compliance therewith are difficult to quantify and predict but are currently estimated to be in a range of $7.0 million to $9.0 million and will negatively affect our margin.  We are actively working on mitigation strategies and strategies to engage with our payors to reduce this impact but there can be no assurance that we will be able to do so.
For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended September 30, 2015.

Item 2.	Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during the three months ended June 30, 2016.
Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended June 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
4/1/2016 - 4/30/2016	—	—
5/1/2016 - 5/31/2016	15,983	$21.46
6/1/2016 - 6/30/2016	272	$21.99
(1) Our employees surrendered an aggregate of 16,255 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended June 30, 2016.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

August 9, 2016	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Letter Agreement dated as of April 12, 2016 by and among National Mentor Holdings, Inc., as borrower and Barclays Bank, PLC, as Administrative Agent under the Borrower’s Credit Agreement dated as of January 31, 2014 (as amended, supplemented, amended or restated or otherwise modified from time to time).
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