Form 10-K
period 2016-09-30
Civitas Solutions, Inc.
filed 2016-12-14
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
Form 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $305,000,000.
As of November 30, 2016, there were 37,216,214 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement for use in connection with its 2017 Annual Meeting of Stockholders, to be filed no later than 120 days after September 30, 2016 are incorporated by reference to Part III of this report.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to our markets, demand for our services, the political climate and budgetary and rate environment, the impact of the redesign of the I/DD Waiver program in West Virginia, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, our margins, our liquidity, and our labor costs, including the impact of new regulations regarding overtime eligibility. Terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or similar expressions are intended to identify these forward looking statements. These statements are only predictions. Actual events or results may differ materially.

The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is not possible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K as well as the following:

•	reductions or changes in Medicaid or other funding or changes in budgetary priorities by federal, state and local governments;

•	substantial claims, litigation and governmental proceedings;

•	an increase in labor costs or labor-related liability;

•	reductions in reimbursement rates, policies or payment practices by our payors;

•	matters involving employees that expose us to potential liability;

•	our ability to maintain effective internal controls;

•	our ability to comply with complicated billing and collection rules and regulations;

•	failure to comply with reimbursement procedures and collect accounts receivable;

•	our substantial amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•	our history of losses;

•	our ability to attract and retain experienced personnel;

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

Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 36-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”) and elders in need of day health services to support their independence, or adult day health (“ADH”). As of September 30, 2016, we operated in 35 states, serving more than 11,500 clients in residential settings and more than 16,500 clients in non-residential settings. We have a diverse group of hundreds of public payors that fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors for our services for acquired brain injury and other catastrophic injuries and illnesses.
Our core strength is providing a continuum of residential, day and vocational programs, and periodic services to support diverse populations with disabilities and special needs. We currently offer our services through a variety of models, including (i) neighborhood group homes, most of which are residences for six or fewer individuals, (ii) host homes, or the “Mentor” model, in which a client lives in the private home of a licensed caregiver, (iii) in-home settings, within which we support clients’ independent living or provide therapeutic services, (iv) specialized community facilities to support individuals with more complex medical, physical and behavioral challenges, and (v) non-residential care, consisting primarily of day and vocational programs and periodic services that are provided outside the client’s home. As of September 30, 2016, our services were provided by approximately 22,300 full-time equivalent employees, as well as more than 3,700 independently-contracted host home caregivers.
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

Human Services
Our Human Services segment provides home- and community-based human services to individuals with intellectual and/or developmental disabilities, youth with emotional, behavioral and/or medically complex challenges, or at-risk youth, and elders. Our Human Services segment represented approximately 79.5% of our net revenue in fiscal 2016.
Delivery of services to individuals with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care. We provide services to these clients through small group homes, Intermediate Care Facilities for Individuals with Intellectual and/or Developmental Disabilities (“ICFs-I/DD”), host homes, in-home settings and non-residential settings. We operate approximately 1,400 group homes and 150 ICFs-I/DD. As of September 30, 2016, we provided I/DD services to approximately 17,600 clients in 21 states. In fiscal 2016, our I/DD services generated net revenue of $935.9 million, representing 66.5% of our net revenue. We receive substantially all our revenue for I/DD services from a diverse group of state and local governmental payors.
Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs. Our individualized approach allows us to work with an ever-changing client population that is diverse demographically as well as in type and severity of condition. We provide services to these clients through host homes, group homes, educational settings, in their family homes and in other non-residential settings. As of September 30, 2016, we provided ARY services to more than 5,600 children, adolescents and their families in 9 states. In fiscal 2016, our ARY services generated net revenue of $147.3 million, representing 10.5% of our net revenue. We receive substantially all our revenue for ARY services from a diverse group of state and local governmental payors.
Our newest service line, ADH, delivers elder services including case management, nursing oversight, medication management, nutrition, daily living assistance, transportation, and therapeutic services. Our adult day health facilities provide outpatient, center-based services to approximately 3,000 adults in a group environment. In fiscal 2016, our ADH services generated net revenue of $35.3 million, representing 2.5% of our net revenue. We receive substantially all our revenue for ADH services from a diverse group of state and local governmental payors.
Post-Acute Specialty Rehabilitation Services
Our SRS segment delivers health care and community-based health and human services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. Our SRS segment represented approximately 20.5% of our net revenue in fiscal 2016.
Within our SRS segment, our NeuroRestorative business unit is focused on rehabilitation and transitional living services and our CareMeridian business unit is focused on the more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include: neurorehabilitation; neurobehavioral rehabilitation; specialized nursing; physical, occupational and speech therapies; supported living; outpatient treatment; and pre-vocational services. Our goal is to provide a continuum of care that allows our clients to achieve the highest level of function possible while enhancing their quality of life. We provide services to these clients primarily through specialized community facilities, small group homes, in-home and non-residential settings. As of September 30, 2016, our SRS operations provided services in 26 states and served approximately 1,800 clients nationally. In fiscal 2016, we received 54% of our SRS revenue from non-public payors, such as commercial insurers, workers’ compensation funds, managed care and other private payors and 46% from state, local and federal governmental payors.
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

•
ABI. The market for acute care and rehabilitation for individuals with ABI is approximately $10.0 billion annually, according to the Centers for Disease Control and Prevention (the “CDC”). According to the Brain Injury Association of America (“BIAA”), more than 3.5 million children and adults sustain a brain injury each year, many of which result in complex, life-long medical and/or behavioral issues that require specialized care. Approximately 5.3 million individuals in the United States are living with permanent disability as a result of an ABI. Many of these individuals are currently served in costly and often medically inappropriate care settings such as long-term acute care facilities and nursing homes. We expect that there will be a continuing shift in care delivery to more appropriate community-based settings such as those that we offer.

•
ARY. According to reports published by the organization Child Trends, an estimated $29.1 billion was spent in state fiscal year 2014 on child welfare, including spending for residential and non-residential family support services such as those that we offer. Approximately 3.6 million referrals for abuse or neglect, which involved an estimated 6.6 million children, were investigated or assessed in the United States in federal fiscal year 2014. An estimated 653,000 children and adolescents were served by the foster care system in 2014. According to the Federal Department of Health and Human Services AFCARS data, there were nearly 428,000 children and adolescents in foster care as of September 30, 2015. Of those individuals, approximately 192,000 are living in non-relative foster family homes, which includes the therapeutic foster care market, the primary market for our residential ARY services.

•
ADH. The ADH portion of the elder services market is an estimated $7.0 billion based on an IBISWorld 2015 report. IBISWorld forecasts growth to be at an annualized rate for ADH of 5.4% with revenue for this industry projected to reach $9.0 billion in 2020. We believe that there will be a growing demand for ADH services for several reasons, including that the population of adults 65 years of age and older is a growing demographic. According to the United States Census Bureau (“Census Bureau”), the population of individuals age 65 and older will reach 88.0 million by 2050, more than double the estimated population of 43.1 million in 2012. Moreover, states are increasingly looking for alternatives to more expensive models of home-based, residential and institutional care. The ADH market, like other markets in which we operate, is highly fragmented with opportunities for consolidation.

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
Leverage our Core Competencies to Drive Organic Growth.
We expect to capture the embedded growth opportunities resulting from organic growth initiatives and leverage our core competencies to further expand our presence in markets we currently serve and to further expand our geographic footprint in our existing service lines. During our 36-year history, we have developed and refined a core set of competencies through our experience developing customized service plans for complex cases and supporting our operations with expertise in areas such as risk management, compliance and quality assurance.
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

We monitor the market nationally for businesses that we can acquire at attractive prices and efficiently integrate with our existing operations. From the beginning of fiscal 2011 through September 30, 2016, we have successfully acquired 50 companies, at an aggregate purchase price of approximately $184.6 million, including $8.5 million of contingent consideration.
Continue to Invest in our New Start Programs.
A key driver of growth has been our new start programs that have historically generated attractive returns on our investments. Our demonstrated ability to quickly launch new start programs positions us well to meet new sources of market demand. New starts, which typically turn profitable within 18-24 months, require modest investments, consisting of operating losses and capital expenditures. Investments in the form of operating losses of approximately $8.1 million in new starts between fiscal 2007 and fiscal 2010 generated net revenues and operating income of approximately $73.7 million and $18.9 million, respectively, in fiscal 2016. We have made a number of recent investments that we believe will continue to drive near term growth as they reach maturity. In 2011, we increased our level of new start operating losses, expanding them from an average of $3.1 million in fiscal 2009 and fiscal 2010 to an average of more than $7.0 million in fiscal 2012 through 2016. Our more recent operating losses of $15.0 million for new starts between fiscal 2013 and 2014 generated net revenues and operating income of approximately $37.7 million and $9.9 million, respectively, in fiscal 2016. We intend to continue to aggressively pursue new start opportunities with attractive rates of return.
Expand our SRS Platform.
We intend to leverage our scale and leadership position to continue to expand our SRS platform through continued organic growth in new and existing markets, as well as through opportunistic acquisitions. We are the only provider with a national platform dedicated to providing post-acute care for individuals with brain injuries or other catastrophic injuries and illnesses, and thus we believe we are the leader serving this market. We have more than doubled the size and contribution of our SRS segment since fiscal 2010, achieving a 13.3% compound annual growth rate in net revenue over that period. Furthermore, our SRS business is funded by a highly attractive payor mix, with 54% of net revenues in fiscal 2016 derived from commercial insurers and other private entities.
Pursue Opportunities in Adjacent Markets and Complementary Service Lines that Diversify our Service Offerings.
We have a proven track record of developing new service areas, as evidenced by the growth of our SRS segment, and we intend to leverage our core competencies and relationships with state agencies to pursue opportunities in adjacent markets, particularly the $7.0 billion market for ADH, which we entered in 2014 with the acquisition of the Mass Adult Day Health Alliance. Since completing this acquisition, we have opened two additional ADH centers in Massachusetts and acquired two additional companies which include three centers in Massachusetts and five centers in Maryland. We are evaluating opportunities to expand this service both organically and through potential acquisitions. In the future, we may explore additional opportunities to leverage our periodic, day and residential service models to support individuals in the broader elder care market as well as other adjacent markets, such as those serving youth with autism and individuals with mental health issues.
Customers and Contracts
Our customers that pay us to provide services to our clients are governmental agencies, non-public payors and not-for-profit organizations. Our I/DD and ARY services, as well as a significant portion of our SRS services, are delivered pursuant to contracts with various governmental agencies, such as state departments of developmental disabilities, juvenile justice, child welfare and the Federal Veterans Health Administration. Such contracts may be issued at the county or state level, depending upon the structure of the service system of the state in question. In addition, a majority of our SRS revenue is derived from contracts with commercial insurers, workers’ compensation carriers and other non-public payors.
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
During fiscal 2016, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, Indiana, New Jersey and Massachusetts, our five largest revenue-generating states, comprised 41% of our net revenue. During fiscal 2015 and fiscal 2014, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, West Virginia, Florida and New Jersey, our five largest revenue-generating states, comprised 39% and 40% of our net revenue, respectively. Of the 35 states the Company operates in, Minnesota is our largest state and generates revenue from our contracts with state and local governmental payors which accounted for 15%, 15% and 14% of our net revenue in fiscal years 2016, 2015 and 2014, respectively.
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
Employees and Independent Contractors
As of September 30, 2016, we had approximately 22,300 full-time equivalent employees and more than 3,700 independent contractors. Although our employees are generally not unionized, we have one business in New Jersey with 27 employees who are represented by a labor union. We consider our employee relations to be good.
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
The following regulatory considerations are critical to our operations:
Fderal regulation regarding “waivered” services. Individuals with disabilities or chronic illnesses who need certain levels of care may qualify for home- and community-based “waivered” services (“HCBS Waiver”). The waiver program allows the states to furnish an array of home- and community-based services and avoid institutional care. On March 17, 2014, a federal regulation governing HCBS Waiver programs became effective. The rule establishes eligibility requirements for payment for Medicaid home and community-based services provided under the “waiver” program. Under the rule, home- and community-based settings must be integrated in and support full access to the greater community, be selected by the individual from different setting options, ensure individual rights of privacy, and optimize autonomy and independence in making life choices. The rule includes additional requirements for provider-owned or controlled home and community-based residential settings, including that the individual has a lease or other legally enforceable agreement, and standards related to the individual’s privacy, control over schedule and visitors, and physical accessibility of the setting. States have the option to request a variation or delay of compliance with the federal standards for as long as five (5) years from the effective date. Each state has its own implementation scheme and schedule, which presents implementation costs and challenges. Accordingly, the total cost of compliance with the HCBS waiver remains uncertain.
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
We deliver services and support under a number of different funding and program provisions. Our most significant sources of funding for our I/DD services are HCBS Waiver programs, Medicaid programs for which eligibility is based on a set of criteria (typically disability or age) established by the state and approved by the federal government. There is no uniformity among states and/or regulations governing our delivery of waivered services to individuals. Each state where we deliver services operates under a plan submitted by the state to Centers for Medicare and Medicaid Services (“CMS”) which authorizes the state to use Medicaid funds in non-institutional settings using federal financial participation (“FFP”). Typically the state writes state specific regulations governing providers and services provided under the state waiver program. Consequently, there is no uniform method of describing or predicting the content or impact of regulations across states where we deliver HCBS Waiver services. In addition, our ICFs-I/DD are governed by federal regulations, and may also be subject to individual state rules that vary widely in application and content. Federal regulations require that in order to maintain Medicaid certification as an ICF-I/DD, the facility is subject to annual on-site survey (a federal rule and process implemented by state agencies), the results of which provide or deny the certification necessary to bill Medicaid for services in the facility. Failure to successfully pass this inspection and remedy all defects or conditions cited may result in a finding of immediate jeopardy or other serious sanction and, ultimately, may cause a loss of both certification and funding for that particular facility.
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
The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”) were signed into law in March 2010 and represent significant changes to the U.S. healthcare system. The legislation imposes requirements and restrictions, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our employees, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on product pricing. Uncertainty and speculation regarding the possible repeal of all or a portion of the Patient Protective and Affordable Care Act has emerged with the November 8, 2016 election of the President of the United States.
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
A Compliance Officer (vice president level position) oversees our compliance program and reports to our Chief Legal Officer, a management compliance committee, the board’s quality and risk management committee and the board’s audit committee, as applicable. The program activities are reported regularly to the management compliance committee which includes the CEO, COO, CFO, as well as HR, legal and quality assurance leaders. In addition, the program activities are periodically reported at the board level.
Seasonality
In general, our financial performance is not significantly impacted by fluctuations from seasonality.
Our Sponsor

Vestar, our principal stockholder, is a leading U.S. middle market private equity firm specializing in management buyouts and growth capital investments. Vestar’s investment in the Company was funded by Vestar Capital Partners V, L.P. and affiliates, a $3.7 billion fund which closed in 2005.

Since the firm’s founding in 1988, Vestar funds have completed 78 investments in companies with a total value of more than $40 billion. These companies have varied in size and geography and span a broad range of industries including healthcare, an area in which Vestar’s principals have had meaningful experience.

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
We currently derive approximately 88% of our revenue from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal and state health insurance program through which state expenditures are matched by federal funds typically ranging from 50% to approximately 75% of total costs, a number based largely on a state’s per capita income. Our revenue, therefore, is largely determined by the level of federal, state and local governmental spending for the services we provide.
Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. Measures taken to reduce the federal budget deficit could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by Congress, particularly those included in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Patient Protection and Affordable Care Act”), that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.
Budgetary pressures, a decline in tax revenue, as well as other economic, industry, and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. There is also risk that previously appropriated funds could be reduced through subsequent legislation. In the past, certain states in which we operate, including Minnesota, California, Florida, Indiana and Arizona, implemented rate reductions, rate freezes and service reductions in response to state budgetary deficits. More recently, West Virginia undertook a redesign of its I/DD waiver program, initiated in part due to state budgetary concerns. Delays in payment caused by a decline in tax revenue could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be impaired. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.
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
Professional and general liability expense totaled 0.9%, 0.8% and 0.8% of our gross revenue for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. We incurred professional and general liability expenses of $12.9 million, $10.5 million, and $10.9 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. For more information, see “—Our financial results could be adversely affected if claims against us are successful, to the extent we must make payments under our self-insured retentions, or if such claims are not covered by our applicable insurance or if the costs of our insurance coverage increase.” Increased costs of insurance and claims could negatively impact our results of operations. Although insurance premiums did not increase in fiscal 2015 and 2016, they have increased in prior years and may increase in the future.
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

On April 24, 2015, the United States Senate Finance Committee (the “SFC”) sent a letter to the governor of every state requesting information regarding the state’s administration of its foster care system and, in particular, the role of privatized foster care involving both not-for-profit and for-profit agencies. On June 17, 2015, the SFC sent a letter to us requesting extensive information regarding our foster care services. Following the June 17, 2015 letter we have received additional requests for further information regarding our foster care services from the SFC. We have responded to the SFC’s requests for information. It is both costly and time consuming for us to comply with these inquiries. At this juncture, we cannot predict the scope, duration or outcome of the SFC’s review. It is possible that the review could result in negative publicity or other negative action that could harm our reputation.
Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations, increased unionization activities, or mandated wage increases.
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
Although our employees are generally not unionized, we acquired one business in New Jersey in 2010 that currently has approximately 27 employees who are represented by a labor union. From time to time, we experience attempts to unionize certain of our non-union employees. The National Labor Relations Board (“NLRB”) previously issued a final rule that took effect April 14, 2015 that significantly reduces the maximum number of days to hold a union election. This reduction in the open election period may limit the Company’s ability to adequately inform employees regarding the risks associated with unionization. Future unionization activities could result in an increase of our labor and other costs. If any employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
We expect increases in payroll expenses as a result of recent state and federal policy initiatives to increase the minimum wage. Although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future.

In May 2016, the Department of Labor issued a final rule that significantly raised the minimum salary required to classify an employee as exempt from overtime eligibility. The Department of Labor raised the current base salary minimum to be exempt from overtime pay for all hours worked over 40 hours in a designated work-week from $23,660 ($455 per week) to $47,476 ($913/week) to be effective December 1, 2016, with adjustments thereafter every three years based on a standard metric, with the first adjustment to be no earlier than January 2020 (the “FLSA Final Rule”). On November 22, 2016, the U.S. Federal District Court for the Eastern District of Texas granted a nationwide preliminary injunction enjoining the implementation and enforcement of the FLSA Final Rule. As a result of the preliminary injunction, we have delayed the complete implementation of our plan to comply with the FLSA Final Rule, pending a final resolution of the matter. However, we have made the decision to implement during the second quarter of fiscal 2017 some changes that were part of our FLSA Final Rule compliance project because we have made the judgment that we were too far along in implementing the changes prior to the issuance of the injunction. The potential cost in fiscal 2017 associated with these changes is estimated to be approximately $2.7 million. In the event that the preliminary injunction is lifted and the FLSA Final Rule is ultimately determined to be valid and enforceable, we believe we will be prepared to implement the FLSA Final Rule within a reasonable time frame. If and when the FLSA Final Rule is implemented, we expect to incur significant additional labor costs in the form of overtime pay for previously exempt employees, increased salaries and additional hires to minimize overtime exposure. The potential annual costs that may be incurred as a result of our compliance with the FLSA Final Rule are difficult to quantify and predict but were previously estimated to be in a range of $7.0 million to $9.0 million annually, including the approximately $2.7 million of expected cost for the changes being implemented during the second quarter of fiscal 2017. We will continue to monitor the rulings of the courts and work to develop and execute on strategies to mitigate and reduce the impact of the FLSA Final Rule should the preliminary injunction be lifted or the matter be otherwise resolved, but there can be no assurance that we will be able to do so.
Reductions in reimbursement rates, a failure to obtain increases in reimbursement rates or subsequent negative audit adjustments could adversely affect our revenue, cash flows and profitability.
Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 10.1% of our revenue is derived from contracts based on a retrospective cost reimbursement model, whereby we are required to maintain a certain cost structure in order to realize the specified rate. For such programs, if our costs are less than the required amount, we are required to return a portion of the revenue to the payor. Some of our programs are also subject to prospective rate adjustments based on current spending levels. For such programs, we could experience reduced rates in the future if our current spending is not sufficient. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected.
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
As a result of cost reporting, we have from time to time experienced audit adjustments which are based on subjective judgments of reasonableness, necessity or allocation of costs in our services provided to clients. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors and adjustments of our rates. We cannot assure you that our rates will be maintained or that we will be able to keep all payments made to us, until an audit of the relevant period is complete.
Matters involving employees may expose us to potential liability.
We are subject to United States federal, state and local employment laws that expose us to potential liability if we are determined to have violated such employment laws. Failure to comply with federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, and other employment-related matters may have a material adverse effect on our business or operations. In addition, employee claims based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources and adversely affect operations. We are further subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions) as well as state and local wage and hour laws,

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of our internal controls over financial reporting.  In fiscal year 2015 we identified a material weakness in our internal controls over financial reporting because we did not maintain effective controls over information technology.  In fiscal 2016, we identified significant deficiencies in our internal controls over financial reporting but did not identify any material weaknesses.  We have taken measures to remediate the significant deficiencies but are unable at this juncture to determine whether such measures will be effective. If we are unable to remedy past deficiencies, or if we identify additional deficiencies in the future, we may be unable to conclude that our internal control over financial reporting is effective or obtain an unqualified opinion from our independent registered public accounting firm.

In future periods, we may identify additional deficiencies in our system of internal controls over financial reporting that may require remediation.  The generally decentralized nature of our operations and manual nature of many of our controls increases our risk of control deficiencies. In addition, future acquisitions may present challenges in implementing appropriate internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.
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
We derive approximately 88% of our revenue from contracts with state and local government agencies, and a substantial portion of this revenue is state-funded with federal Medicaid matching dollars. In billing for our services to third-party payors, we must follow complex documentation, coding and billing rules and there can be delays before we receive payment. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicaid programs, which could materially harm us. Specifically, failure to follow these rules could result in potential criminal or civil liability under the False Claims Act and various federal and state criminal healthcare fraud statutes, under which extensive financial penalties and exclusion from participation in federal healthcare programs can be imposed.
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
We have a significant amount of indebtedness and substantial leverage. As of September 30, 2016, we had total indebtedness, excluding capital lease obligations, of $637.9 million (after giving effect to $1.2 million of original issue discount on the term loan) and an ability to borrow up to an additional $117.1 million under our revolving credit facility. Borrowings under the senior secured credit facilities bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our debt service obligations on any portion of our variable rate indebtedness that we have not hedged would increase even though the amount borrowed remained the same. We expect to continue to make new investments in our growth that may reduce liquidity, and we may need to increase our indebtedness in the future.
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
In addition to our significant amount of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the fiscal year ended September 30, 2016 our aggregate rental expense for these leases was $70.0 million. We expect this number will increase during fiscal 2017 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.
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
Due in large part to our high levels of indebtedness, we have had a history of losses. For the year ended September 30, 2014, we generated net loss of $22.8 million. Although we generated net income of $9.2 million and $3.1 million for the years ended September 30, 2016 and 2015, respectively, and have decreased our interest obligations by repaying all of our senior notes and refinancing our senior secured credit facilities, we could report losses in the future. Other factors may cause us to report losses in the future, including reductions in funding for our services, reductions in reimbursement rates, increases in our costs, increased competition and other factors described elsewhere under this “Item 1A, Risk Factors”.
Economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.

Our government payors rely on tax revenue to pay for our services. In the wake of the last economic recession that began in 2008, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. Furthermore, even after eight years of economic improvement, state tax revenue is on average only 6.5% above prerecession levels, after adjusting for inflation, and several states' revenues are still below prerecession levels. If the economy were to contract into a recession again, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. In 2011, Standard & Poor’s downgraded the Federal government’s credit rating and additional downgrades are possible in the future. In October 2013, Fitch Ratings placed the Federal government’s credit rating on negative watch. If the credit rating of the federal government is downgraded again, it is possible there will be related downgrades of state credit ratings as well. If this or unrelated state downgrades occur, this could make it more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.
Our financial results could be adversely affected if claims against us are successful, to the extent we must make payments under our self-insured retentions, or if such claims are not covered by our applicable insurance or if the costs of our insurance coverage increase.
We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. Professional and general liability claims, if successful, could result in substantial damage awards which might require us to make significant payments under our self-insured retentions and increase future insurance costs. From October 1, 2013 to September 20, 2015 we were self-insured for $4.0 million per claim and $28.0 million in the aggregate. Commencing October 1, 2015, we have been self-insured for $3.0 million per claim and $28.0 million in the aggregate. We may be subject to increased self-insurance retention limits in the future which could have a negative impact on our results. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from employment practice claims, wage and hour violations, and governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.
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
The Patient Protection and Affordable Care Act imposed new mandates on employers and individuals. The mandate requiring all individuals to enroll in a health insurance plan deemed credible became effective on January 1, 2014, but the implementation of the requirement that all employers with 50 or more full-time employees provide to employees health insurance deemed credible or pay a penalty became effective on January 1, 2015. Despite the delayed implementation of the employer mandate, we redesigned our health benefits for calendar year 2014 to offer employees health coverage that meets the requirements of the Patient Protection and Affordable Care Act. Uncertainty and speculation regarding the possible repeal of all or a portion of the Patient Protection and Affordable Care Act has emerged with the November 8, 2016 election of the President of the United States. Depending upon claims experience or enrollment changes in our new plans or changes to the existing law, our cost for employee health insurance could materially increase. Moreover, if the coverage we are offering isn’t competitive with the health insurance benefits our employees could receive at other employers, we may become less attractive as an employer and it may become more difficult for us to compete for qualified employees.
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
From time to time, some of our licenses or certifications, or those of our employees, are temporarily placed on probationary status or suspended. If we lost our status as a licensed provider of health and human services in any jurisdiction or any other required certification, we would be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction would be subject to termination. This includes the possibility of loss or suspension of licenses for an entire state. For instance, in Minnesota a loss or suspension of our license in a particular county may result in the loss or suspension of any license held by one of our affiliates in the state which could preclude us from providing services throughout the entire state. In addition, in providing services in certain jurisdictions, we subcontract to another provider. In those situations, the other provider may hold the license or certification. However, if the other provider’s license or certification were revoked or suspended, we may no longer be permitted to provide services in that jurisdiction. Loss of a license as a direct provider or subcontractor of another provider of health and human services could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract, license or certification terminations. Any of these events could have a material adverse effect on our financial performance and operations.
We conduct a significant percentage of our operations in Minnesota and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.
For each of the fiscal years ended September 30, 2016, 2015, and 2014 15%, 15%, and 14% of our net revenue, respectively, was derived from contracts with government agencies in the State of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our revenues and possibly the loss of contracts. We cannot assure you that we will not receive additional rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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
In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require spending in advance of revenue. For example, states such as Ohio, California and New Jersey are in the process of transitioning individuals with intellectual and developmental disabilities from state-run institutions and other large institutional settings into community-based settings such as ours. Responding to opportunities such as these typically requires significant investment of our resources in advance of revenue.
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

On March 17, 2014, a federal regulation governing home- and community-based services became effective. The rule establishes eligibility requirements for Medicaid home and community-based services provided under the “waiver” program. The waiver program allows the states to furnish an array of home- and community-based services and avoid institutional care. Under the new rule, home- and community-based settings must be integrated in and support full access to the greater community, be selected by the individual from different setting options, ensure individual rights of privacy, and optimize autonomy and independence in making life choices. The rule includes additional requirements for provider-owned or controlled home and community-based residential settings, including that the individual has a lease or other legally enforceable agreement, and standards related to the individual’s privacy, control over schedule and visitors, and physical accessibility of the setting. The rule requires that each state submit a transition plan to the federal government that describes how each state will implement the new regulation. At this juncture only Tennessee has received final approval of its Statewide Transition Plan and it remains unclear how other states will implement this regulation. The rule presents some implementation challenges, as some of the broad requirements may conflict with the needs and/or precautions that we must take for some of the individuals that we serve. It is unclear how each state will seek to address this potential conflict, and the impact and costs of implementation and compliance with this regulation are currently unknown. States have the option to request a variation or delay of compliance with the federal standards for as long as five years from the effective date. Moreover, each state Medicaid agency may interpret and submit different requests and extension timelines.
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
Our growth depends on the continuation of trends in our industry toward providing services to individuals in smaller, community-based settings and increasing the percentage of individuals served by non-governmental providers. For example, during the course of much of the last decade, state governments increasingly adopted policies that emphasized greater family preservation and family reunification for at-risk youth, which reduced the demand for foster care services and caused us to adapt our service offerings and divest ARY operations in six states. Shifts in public policy and, therefore, our future success, are subject to a variety of political, economic, social and legal pressures, all of which are beyond our control. A reversal in the downsizing and privatization trends could reduce the demand for our services, which could adversely affect our revenue and profitability.
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
Our operations and administrative functions are largely decentralized and subject to disparate accounting and billing requirements established and often modified by our local payors and referral sources. Although in recent years we have undertaken an effort to consolidate accounting, billing, cash collections and other financial and administrative functions which may have mitigated this risk to some degree, there remains a substantial portion of the business that has not yet been centralized and some risk in the centralization process itself. Recently, the Company began a comprehensive review of its operations in an effort to identify and eliminate cost inefficiencies in the business. If we encounter difficulties in integrating our operations further, implementing our cost saving measures or fail to effectively manage these functions to ensure compliance with disparate and evolving requirements imposed by our payors and referral sources, it could have a material adverse effect on our results of operations, financial position and cash flows.
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
A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 52.7% and 54.6% of the total assets on our consolidated balance sheets as of September 30, 2016 and 2015, respectively.
We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. For example, during the year ended September 30, 2016 we recorded a goodwill impairment charge of $10.3 million associated with our ADH businesses. The impairment was driven by higher than anticipated operating costs in a recently acquired business that have negatively affected the reporting unit's projected operating margins.
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

We are classified as a “controlled company” and, as a result, we qualify for, and rely upon, certain exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

•	a majority of the Board of Directors consist of independent directors;

•	nominating and corporate governance matters be decided solely by independent directors; and

•	employee and officer compensation matters be decided solely by independent directors.

Although as of September 30, 2016, a majority of the Board of Directors is independent, we do rely upon the other two exemptions listed above. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.

The market price for our common stock may be volatile. You may not be able to resell your shares at or above the price you paid, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control including the following:

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of September 30, 2016, we had 37,214,758 shares of common stock outstanding and 350,000,000 shares of common stock authorized under our amended and restated certificate of incorporation.

On October 1, 2015, NMH Investment distributed all of the shares of our common stock held by it to its existing members in accordance with their respective membership interests (the “Distribution”). These former members of NMH Investment, which include Vestar and certain of our officers and directors, may sell the shares they received in the Distribution that they continue to hold under Rule 144 under the Securities Act, subject to the volume limits and other requirements of Rule 144 applicable to affiliates, or in future public offerings.

As of September 30, 2016, holders of an aggregate of approximately 24.0 million shares of our common stock (including Vestar and certain of our directors and executive officers) had the right, subject to certain conditions, to require us to register shares of our common stock pursuant to the terms of a registration rights agreement between us and the holders of those shares. We have also registered the shares of common stock issuable upon the exercise of stock options and RSUs granted under our 2014 omnibus incentive plan on a registration statement on Form S-8.

Members of our management have in the past and may in the future enter into Rule 10b5-1 trading plans pursuant to which they may sell shares of our common stock into the open market.

In the future, we may also issue our securities in connection with acquisitions or investments. The amount of shares of our common stock issued in connection with an acquisition or investment could constitute a material portion of our then-outstanding shares of our common stock. We cannot predict the size of future sales or issuances of our common stock or the effect, if any, that future sales or issuances of our common stock will have on the market price of our common stock.

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
Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2016, we provided services in 363 owned facilities and 1,661 leased facilities, as well as in homes owned by our Mentors. We also own three offices and lease 218 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by exercising options on leases or by finding alternative space.

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
Market Information
Our common stock began trading on the NYSE under the symbol “CIVI” on September 17, 2014. Prior to that, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported by the NYSE for each quarter in the fiscal years ended September 30, 2016 and 2015:

	High Sale Price	Low Sale Price
Fiscal 2016
Fourth Quarter	$23.20	$17.43
Third Quarter	$22.38	$15.87
Second Quarter	$29.63	$15.19
First Quarter	$30.23	$20.50

Fiscal 2015
Fourth Quarter	$27.85	$20.60
Third Quarter	$22.52	$17.78
Second Quarter	$21.12	$16.69
First Quarter	$17.50	$11.88
Stockholders
On November 30, 2016, there were 37,216,214 shares of our common stock outstanding, held by 18 stockholders of record, one of which was Cede & Co., which is the nominee of shares held through The Depository Trust Company. The number of beneficial owners is substantially greater than the number of owners of record because a significant portion of our common stock is held through brokerage firms.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock from September 17, 2014 through September 30, 2016 with the cumulative total return of the Russell 2000 Healthcare Services Index and the NYSE Composite. This graph assumes an investment of $100.00 in our common stock and in each of the indexes on September 17, 2014 and its relative performance is tracked through September 30, 2016. We paid no dividends on our common stock during the period covered by the graph. Measurement points are September 17, 2014 and the last trading day of each subsequent month end through September 30, 2016.

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

Dividends
We did not pay any cash dividends during fiscal 2016 or fiscal 2015. We do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of NMHI’s current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in NMHI’s current and any future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.
In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended September 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
7/1/2016 - 7/31/2016	9,121	$21.13
8/1/2016 - 8/31/2016	—	—
9/1/2016 - 9/30/2016	41,989	$18.28
(1) Our employees surrendered an aggregate of 51,110 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended September 30, 2016.

Unregistered Sales of Equity Securities
No unregistered equity securities of the Company were sold during fiscal 2016.

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data as of and for the years ended September 30, 2016, 2015, and 2014 from the historical consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K.
We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2013 and 2012 from the historical consolidated financial statements of the Company and the related notes not included in this Annual Report on Form 10-K, as adjusted for discontinued operations.
The selected information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes included elsewhere in this report.

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except share and per share amounts)
Statements of Operations Data:
Net revenue (1)	$1,407,587	$1,366,946	$1,255,838	$1,182,509	$1,107,351
Cost of revenue	1,092,181	1,059,364	983,043	921,618	861,691
Operating expenses:
General and administrative expenses	184,649	162,839	145,041	145,184	139,630
Depreciation and amortization	73,061	82,172	67,488	63,573	59,987
Total operating expense	257,710	245,011	212,529	208,757	199,617
Income from operations	57,696	62,571	60,266	52,134	46,043
Other income (expense):
Management fee of related party	—	28	(9,488)	(1,359)	(1,325)
Other income (expense), net	(908)	(1,325)	374	1,046	330
Extinguishment of debt	—	(17,058)	(14,699)	—	—
Interest expense	(34,041)	(37,455)	(69,349)	(78,075)	(79,445)
Income (loss) from continuing operations before income taxes	22,747	6,761	(32,896)	(26,254)	(34,397)
Provision (benefit) for income taxes	13,290	2,689	(11,463)	(9,942)	(19,883)
Income (loss) from continuing operations	9,457	4,072	(21,433)	(16,312)	(14,514)
(Loss) gain from discontinued operations, net of tax (1)	(270)	(1,000)	(1,382)	(1,984)	245
Net income (loss)	$9,187	$3,072	$(22,815)	$(18,296)	$(14,269)
Income (loss) per common share, basic
Income (loss) from continuing operations	$0.25	$0.11	$(0.84)	$(0.65)	$(0.57)
(Loss) gain from discontinued operations	—	(0.03)	(0.05)	(0.07)	—
Net income (loss)	$0.25	$0.08	$(0.89)	$(0.72)	$(0.57)
Income (loss) per common share, diluted
Income (loss) from continuing operations	$0.25	$0.11	$(0.84)	$(0.65)	$(0.57)
(Loss) gain from discontinued operations	—	(0.03)	(0.05)	(0.07)	—
Net income (loss)	$0.25	$0.08	$(0.89)	$(0.72)	$(0.57)
Weighted average number of common shares outstanding, basic	37,112,794	36,959,997	25,538,493	25,250,000	25,250,000
Weighted average number of common shares outstanding, diluted	37,262,915	37,088,632	25,538,493	25,250,000	25,250,000

Balance Sheet Data (at end of period):
Cash and cash equivalents (2)	$50,683	$41,690	$196,147	$19,440	$125
Working capital (3)	77,354	60,150	49,555	59,262	26,192
Total assets	1,092,048	1,063,184	1,027,954	1,021,269	1,045,880
Total debt (4)	644,591	651,643	815,509	803,464	799,895
Stockholders’ equity (deficit)	145,590	121,275	115,538	(46,515)	(29,391)

 _______________________

(1)
In April 2014, the FASB issued Accounting Standards Update No. 2014-08 which was adopted by the Company on October 1, 2014. The new standard, which was applied prospectively, will significantly limit the classification of future disposals as discontinued operations. In fiscal 2015 and fiscal 2016, we discontinued ARY services in the states of Illinois, Florida, Indiana, Louisiana, North Carolina and Texas. These businesses have not been classified as discontinued operations. Included in the results for fiscal 2016, 2015, and 2014 is net revenue of $7.1 million, $53.9 million, and $67.9 million, respectively, related to these businesses. Included in the results for fiscal 2016 and fiscal 2015 is a loss from operations of $3.2 million and $0.5 million, respectively, and included in the results for fiscal 2014 is income from operations of $0.4 million related to these businesses.

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
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 36-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities ("I/DD"), individuals with catastrophic injuries and illnesses, particularly acquired brain injury ("ABI"), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth ("ARY") and elders in need of day health services to support their independence, or adult day health (“ADH”). As of September 30, 2016, we operated in 35 states, serving approximately 11,500 clients in residential settings and more than 16,500 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.
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
Factors Affecting our Operating Results
Demand for Home and Community-Based Health and Human Services
Our growth in revenue has historically been primarily related to increases in the number of individuals served as well as increases in the rates we receive for our services. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, our new start program and acquisitions. We also attribute the long-term growth in our client base to certain trends that are increasing demand in our industry, including demographic, health-care and political developments.
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

Our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, although the population has stabilized in recent years. This decline has contributed to increased demand for periodic, non-residential services to support at-risk youth and their families. In connection with a strategic review of our ARY service line in fiscal 2015, we decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. We completed the sale of our ARY business in North Carolina in December 2015 and completed the closures of our ARY operations in Florida and Louisiana in December 2015 and Indiana and Texas in January 2016.
Political and economic trends can also affect our operations. Budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. In the past, certain states in which we operate, including Minnesota, California, Florida, Indiana and Arizona implemented rate reductions, rate freezes and service reductions in response to state budgetary deficits. In 2017, we expect the overall rate environment to remain stable. Beginning in 2015, West Virginia implemented a redesign of its I/DD Waiver Program. This redesign has resulted in a reduction in our West Virginia revenue and income from operations of $12.3 million and $4.4 million, respectively, during the year ended September 30, 2016 as compared the year ended September 30, 2015. As a result of the redesign, five individual consumers under the I/DD Waiver Program commenced litigation against the Secretary of the State’s Health and Human Resources Department in response to the State’s reduction in their service authorization levels. On September 13, 2016, the District Court for the Southern District of West Virginia issued a preliminary injunction for the five named plaintiffs, endeavoring to restore their service authorization levels to the level that pre-dated the redesign.  On September 30, 2016, the Court certified the class of all the I/DD waiver participants in the State and a motion to expand the protections of the preliminary injunction is pending before the Court. The ultimate outcome of the litigation is unclear, but absent a change in policy we anticipate that our West Virginia operation will experience in fiscal 2017 a reduction in revenue and income from operations, estimated to be in the range of $3.0 to $5.0 million and $2.0 to $4.0 million respectively, as a result of the annualization of the reductions implemented during fiscal 2016. In the event the preliminary injunction is expanded or a settlement is reached, it could result in an increase in authorization levels.

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
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises the new start operating income for such period. During fiscal years 2016, 2015, and 2014 new starts generated operating losses of $7.4 million, $5.7 million, and $6.1 million and operating income of $3.7 million, $2.3 million and $1.9 million respectively.
Acquisitions
From the beginning of fiscal 2011 through September 30, 2016, we have completed 50 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically do so in the future. Acquisitions could have a material impact on our consolidated financial statements.
During the fiscal year ended September 30, 2016, we acquired the assets of eight companies complementary to our business in the Human Services segment and four companies in the SRS segment for total cash consideration of $45.2 million.
During the fiscal year ended September 30, 2015, we acquired the assets of six companies complementary to our business in the Human Services segment and four companies in the SRS segment for total fair value consideration of $44.8 million, including $6.1 million of contingent consideration.
During the fiscal year ended September 30, 2014, we acquired the assets of ten companies complementary to our business in the Human Services segment and one company in the SRS segment, for total fair value consideration of $56.1 million, including $2.4 million of contingent consideration.
Divestitures
We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

In August 2014, we discontinued our I/DD operations in the state of Connecticut. In connection with this divestiture, we recorded termination benefits for impacted employees of $0.1 million and impairment charges of $1.6 million and $0.7 million for intangible assets and properties attributable to the business unit, respectively. The operating results for Connecticut are included as discontinued operations in the Consolidated Statement of Operations.

During the years ended September 30, 2016 and 2015, we discontinued ARY services in states of Illinois, Florida, Louisiana, Indiana, North Carolina and Texas ("ARY Divestitures"). In connection with these divestitures we recorded impairment charges for intangible assets of $10.4 million in fiscal 2015, and exit costs of $2.0 and a loss on sale of $1.3 million in fiscal 2016. It was determined that this disposal group did not meet the criteria to be presented as discontinued operations, as a result, the operating results are included within continuing operating results in the Consolidated Statement of Operations.

During fiscal 2016, 2015, and 2014 these businesses had net revenue of $7.1 million, $53.9 million, and $67.9 million, respectively; and (loss) income from operations of ($3.2 million), ($0.5 million) and $0.4 million, respectively.

Revenue
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. See “—Critical Accounting Policies—Revenue Recognition” for further information. We derive revenue from contracts with state, local and other government payors and non-public payors. During the fiscal year ended September 30, 2016, we derived 88% of our net revenue from contracts with state, local and other government payors and 12% of our net revenue from non-public payors, as compared to 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors during the year ended September 30, 2015. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. See “—Critical Accounting Policies—Revenue Recognition” for further information. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.
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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Year Ended September 30,
	2016	2015	2014
I/DD Services
Gross Revenues	$946,064	$904,083	$839,127
Average Residential Census	8,079	7,869	7,435
Average Daily Rate	$241.15	$234.92	$229.02
Non-Residential Billable Units	12,700,230	12,560,201	11,608,274
Average Non-Residential Billable Unit Rate	$18.35	$18.26	$18.75
Gross Revenue Growth %	4.6%	7.7%
Gross Revenue growth due to:
Volume Growth	2.3%	6.4%
Average Rate Growth	2.3%	1.3%
At-Risk Youth Services
Gross Revenues (1)	$148,400	$193,021	$203,353
Average Residential Census	2,303	3,469	3,840
Average Daily Rate	$124.90	$108.31	$101.11
Non-residential Billable Units	536,160	661,970	712,497
Average Non-Residential Billable Unit Rate	$80.45	$84.81	$86.51
Gross Revenue Growth %	(23.1)%	(5.1)%
Gross Revenue growth due to:
Volume Growth	(29.4)%	(8.9)%
Average Rate Growth	6.3%	3.8%
Adult Day Health
Gross Revenues	$35,684	$19,935	$1,042
Non-residential Billable Units	2,197,263	1,275,456	68,995
Average Non-Residential Billable Unit Rate	$16.24	$15.63	$15.10
Gross Revenue Growth %	79.0%	NM
Gross Revenue growth due to:
Volume Growth	72.3%	NM
Average Rate Growth	6.7%	NM
Specialty Rehabilitation Services
Gross Revenues	$289,978	$267,293	$234,435
Average Residential Census	1,257	1,180	1,065
Average Daily Rate	$605.41	$605.75	$603.22
Non-residential Billable Units	158,498	103,023	—
Average Non-Residential Billable Unit Rate	$72.20	$62.92	$—
Gross Revenue Growth %	8.5%	14.0%
Gross Revenue growth due to:
Volume Growth	7.7%	13.6%
Average Rate Growth	0.8%	0.4%

(1)
Includes $7.3 million, $55.0 million, and $70.7 million of revenue for fiscal 2016, 2015, and 2014, respectively, from the six states that we exited during fiscal 2015 and the first quarter of fiscal 2016.

Expenses
Expenses directly related to providing services are classified as cost of revenue. These expenses consist of direct labor costs which principally include salaries and benefits for service provider employees and per diem payments to our Mentors; client program costs such as food, medicine and professional and general liability and employment practices liability expenses; residential occupancy expenses which are primarily composed of rent and utilities related to facilities providing direct care; travel and transportation costs for clients requiring services; and other ancillary direct costs associated with the provision of services to clients including workers’ compensation expense.
Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Most of our employee caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Our labor costs are generally influenced by levels of service, and these costs can vary in material respects across regions. In addition, our labor costs are expected to rise as a result of recent regulatory actions at both the state and Federal levels. For example,in May 2016, the Department of Labor issued a final rule that significantly raised the minimum salary required to classify an employee as exempt from overtime eligibility. The Department of Labor raised the current base salary minimum to be exempt from overtime pay for all hours worked over 40 hours in a designated work-week from $23,660 ($455 per week) to $47,476 ($913/week) to be effective December 1, 2016, with adjustments thereafter every three years based on a standard metric, with the first adjustment to be no earlier than January 2020 (the “FLSA Final Rule”). On November 22, 2016, the U.S. Federal District Court for the Eastern District of Texas granted a nationwide preliminary injunction enjoining the implementation and enforcement of the FLSA Final Rule. As a result of the preliminary injunction, we have delayed the complete implementation of our plan to comply with the FLSA Final Rule, pending a final resolution of the matter. However, we have made the decision to implement during the second quarter of fiscal 2017 some changes that were part of our FLSA Final Rule compliance project because we have made the judgment that we were too far along in implementing the changes prior to the issuance of the injunction. The potential cost in fiscal 2017 associated with these changes is estimated to be approximately $2.7 million. In the event that the preliminary injunction is lifted and the FLSA Final Rule is ultimately determined to be valid and enforceable, we believe we will be prepared to implement the FLSA Final Rule within a reasonable time frame. If and when the FLSA Final Rule is implemented, we expect to incur significant additional labor costs in the form of overtime pay for previously exempt employees, increased salaries and additional hires to minimize overtime exposure. The potential annual costs that may be incurred as a result of our compliance with the FLSA Final Rule are difficult to quantify and predict but were previously estimated to be in a range of $7.0 million to $9.0 million annually, including the approximately $2.7 million of expected cost for the changes being implemented during the second quarter of fiscal 2017. We will continue to monitor the rulings of the courts and work to develop and execute on strategies to mitigate and reduce the impact of the FLSA Final Rule should the preliminary injunction be lifted or the matter be otherwise resolved, but there can be no assurance that we will be able to do so.
Occupancy costs represent a significant portion of our operating costs. As of September 30, 2016, we owned 363 facilities and three offices, and we leased 1,661 facilities and 218 offices. We expect occupancy costs to increase during fiscal 2017 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Professional and general liability expense totaled 0.9% of our gross revenue for the fiscal year ended September 30, 2016, as compared to 0.8% for the fiscal years ended September 30, 2015 and 2014. We incurred professional and general liability expenses of $12.9 million, $10.5 million and $10.9 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. In the past, increased costs of insurance and claims have negatively impacted our results of operations which resulted in a renewed emphasis on reducing the occurrence of claims. The increase in expense during the fiscal year ended September 30, 2016, as compared to the fiscal years ended September 30, 2015 and 2014, was primarily due to unfavorable experience on prior period claims compared to fiscal 2015 and 2014.
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
The Company has recently begun a comprehensive review of its operations in an effort to identify and eliminate inefficiencies, reduce overtime expenses, and implement cost saving measures throughout the Company.  This expense reduction project includes a multi-pronged review of total company-wide expenses, inclusive of labor management and organizational structure.  The Company has engaged an outside consultant to assist us with this project and provide recommendations to the Company regarding ways to optimize our business operations and realize savings.  The Company expects to incur certain one-time costs related to this project but at this juncture such costs are not estimable. The cost savings associated with this project are expected to be approximately $2.0 million in fiscal year 2017 and by the end of fiscal year 2018 we anticipate annual cost savings of more than $4.0 million.
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Year ended September 30,
	2016	2015	2014
Gross revenue	100.0%	100.0%	100.0%
Sales adjustments	(0.9)%	(1.3)%	(1.7)%
Net revenue	99.1%	98.7%	98.3%
Cost of revenue	76.9%	76.5%	77.0%
Operating expenses:
General and administrative	13.0%	11.8%	11.3%
Depreciation and amortization	5.1%	5.9%	5.3%
Total operating expense	18.1%	17.7%	16.6%
Income from operations	4.1%	4.5%	4.7%
Other income (expense):
Management fee of related party	—%	—%	(0.7)%
Other income (expense), net	(0.1)%	(0.1)%	0.0%
Extinguishment of debt	0.0%	(1.2)%	(1.2)%
Interest expense	(2.4)%	(2.7)%	(5.4)%
Income (loss) from continuing operations before income taxes	1.6%	0.5%	(2.6)%
Expense (benefit) for income taxes	0.9%	0.2%	(0.9)%
Income (loss) from continuing operations	0.7%	0.3%	(1.7)%
Loss from discounted operations, net of tax	—%	(0.1)%	(0.1)%
Net income (loss)	0.7%	0.2%	(1.8)%
Fiscal Year Ended September 30, 2016 compared to Fiscal Year Ended September 30, 2015
Consolidated overview

	Year ended September 30,		Increase(Decrease)
(In thousands)	2016	2015
Gross revenue	$1,420,126	$1,384,332	$35,794
Sales adjustments	(12,539)	(17,386)	4,847
Net revenue	$1,407,587	$1,366,946	$40,641
Income from operations	$57,696	$62,571	$(4,875)
Operating margin	4.1%	4.5%	(0.4)%
Consolidated gross revenue for the fiscal year ended September 30, 2016 (“fiscal 2016”) increased by $35.8 million, or 2.6%, compared to gross revenue for the fiscal year ended September 30, 2015 (“fiscal 2015”). Sales adjustments as a percentage of gross revenue decreased from 1.3% to 0.9% during fiscal 2016. The decrease in net sales adjustments was due to positive amendments to contracts for services performed in prior periods and improvements in authorization management, claims processing and collections. The growth in gross revenue was negatively impacted by the ARY Divestitures, which resulted in a decrease of $47.8 million in gross revenue. Excluding these operations, gross revenue increased by $83.6 million, or 6.3%, of which $42.6 million was from acquisitions that closed during and after fiscal 2015 and $41.0 million was from organic growth.
Consolidated income from operations decreased from 4.5% of gross revenue, or $62.6 million, in fiscal 2015 to 4.1% of gross revenue, or $57.7 million, in fiscal 2016. The decrease in our operating margin during fiscal 2016 was driven by an increase of $11.8 million in stock-based compensation, $10.5 million of which related to awards under our former equity compensation plan that vested during the first quarter of fiscal 2016 (see Note 11 to our consolidated financial statements for more information on the former equity plan), and a $10.3 million goodwill impairment charge related to our ADH reporting unit (see See Note 8 to our consolidated financial statements for more information on the goodwill impairment). The impairment was primarily the result of higher than anticipated operating costs in a recently acquired business that have negatively affected the reporting unit's projected operating margins. In addition, increases in health insurance expense and in overtime had a negative impact on our operating margin. The effect of these items was partially offset by the positive impact of divesting lower margin ARY operations and a decrease in depreciation and amortization expense. Depreciation and amortization expense for the year ended September 30, 2015 included intangible asset impairment charges of $10.4 million related to the ARY Divestitures.
Revenues by segment
The following table sets forth net revenue for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,		Increase(Decrease)	Percentage Increase(Decrease)
	2016	2015
I/DD gross revenue	$946,064	$904,083	$41,981	4.6%
ARY gross revenue	148,400	193,021	(44,621)	(23.1)%
ADH gross revenue	35,684	19,935	15,749	79.0%
Total Human Services gross revenue	1,130,148	1,117,039	13,109	1.2%
Sales adjustments	(11,654)	(14,013)
Sales adjustments as a percentage of gross revenue	(1.0)%	(1.3)%
Total Human Services net revenue	$1,118,494	$1,103,026	$15,468	1.4%
Human Services gross revenue for fiscal 2016 increased by $13.1 million, or 1.2%, compared to fiscal 2015. The increase in gross revenue was driven by a $42.0 million increase in I/DD gross revenue and a $15.7 million increase in ADH gross revenue, while ARY gross revenue decreased by $44.6 million due to the ARY Divestitures.
The increase in I/DD gross revenue included $21.9 million from organic growth and $20.1 million from acquisitions that closed during and after fiscal 2015. The organic growth was the result of a 0.3% increase in volume coupled with a 2.2% increase in average billing rates for fiscal 2016 compared to fiscal 2015.
The increase in ADH gross revenue included $3.4 million from organic growth and $12.3 million from acquisitions that closed during fiscal 2016. The organic growth was the result of an 18.0% increase in volume driven by new starts.

The $44.6 million decrease in ARY gross revenue was driven by a 29.4% decrease in volume due to the ARY Divestitures. These divestitures resulted in a decrease of $47.8 million in gross revenue, which was partially offset by an increase in revenue in the remaining ARY states.
Sales adjustments for fiscal 2016 decreased by $2.4 million compared to fiscal 2015. The decrease was due to favorable amendments to contracts for services performed in prior periods and improvements in authorization management, claims processing and collections.

The following table sets forth net revenue for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,		Increase(Decrease)	Percentage Increase(Decrease)
	2016	2015
SRS gross revenue	$289,978	$267,293	$22,685	8.5%
Sales adjustments	(885)	(3,373)
Sales adjustments as a percentage of gross revenue	(0.3)%	(1.3)%
SRS net revenue	$289,093	$263,920	$25,173	9.5%
The SRS segment’s gross revenue for fiscal 2016 increased by $22.7 million, or 8.5%, compared to fiscal 2015. The increase included $12.5 million from organic growth and $10.2 million from acquisitions that closed during and after fiscal 2015. The organic growth was driven by an increase in volume of 4.1% and an increase in the average billing rate of 0.9%. The increase in volume was primarily due to the maturation of programs started in recent years.
Sales adjustments for fiscal 2016 decreased by $2.5 million compared to fiscal 2015. The decrease was primarily the result of amendments to contracts for services in prior periods and improvements in authorization management, claims processing, and collections.
Cost of revenues by segment
The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,
	2016		2015
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	Change in % of gross revenue
Direct labor costs	$716,875	63.4%	$708,259	63.4%	$8,616	0.0%
Client program costs	46,622	4.1%	42,902	3.8%	3,720	0.3%
Client occupancy costs	71,148	6.3%	64,815	5.8%	6,333	0.5%
Travel & transportation costs	27,864	2.5%	29,405	2.6%	(1,541)	(0.1)%
Other direct costs	21,097	1.9%	22,525	2.0%	(1,428)	(0.1)%
Total cost of revenues	$883,606	78.2%	$867,906	77.6%	$15,700	0.6%
Human Services cost of revenue for fiscal 2016 increased as a percentage of revenue by 0.6% as compared to fiscal 2015. This was primarily due to an increase in client occupancy costs of 0.5%, and an increase in client program costs of 0.3%, partially offset by a decrease in travel and transportation and other direct costs. Although direct labor costs were flat as a percentage of revenue year over year, we did experience an increase in overtime pay primarily within our I/DD business. However, this increase was completely offset by a decrease in direct service consultant costs as a percentage of revenue due to the divestitures of our lower margin ARY operations. The increase in client occupancy costs as a percentage of gross revenue was primarily due to an increase in rent and utility costs and the impact of certain programs, primarily within I/DD, with higher levels of open occupancy. The increase in our client program costs as a percentage of gross revenue is primarily due to an increase professional and general liability expense due to unfavorable claims experience compared to the prior year.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,
	2016		2015
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	Change in % of gross revenue
Direct labor costs	$147,425	50.8%	$134,364	50.3%	$13,061	0.5%
Client program costs	20,201	7.0%	18,761	7.0%	1,440	—%
Client occupancy costs	33,037	11.4%	29,985	11.2%	3,052	0.2%
Travel & transportation costs	3,494	1.2%	3,390	1.3%	104	(0.1)%
Other direct costs	4,237	1.5%	4,316	1.6%	(79)	(0.1)%
Total cost of revenues	$208,394	71.9%	$190,816	71.4%	$17,578	0.5%
The SRS segment’s cost of revenue as a percentage of gross revenue for fiscal 2016 increased 0.5% as compared to fiscal 2015. This was primarily due to a increase in direct labor costs of 0.5% and an increase in client occupancy costs of 0.2%, partially offset by a decrease in travel and transportation and other direct costs. The increase in direct labor costs as a percentage of gross revenue was primarily due to an increase in therapy and nursing consultant costs. The increase in client occupancy costs as a percentage of gross revenue was primarily due to increases in rent and utility costs and the impact of programs with higher levels of open occupancy. The decrease in other direct costs as a percentage of gross revenue was primarily due to lower workers' compensation costs as compared fiscal 2015.
Consolidated operating expenses
General and administrative and depreciation and amortization expense were as follows (in thousands):

	Year ended September 30,
	2016		2015
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)	Change in % of gross revenue
General and administrative	$184,649	13.0%	$162,839	11.8%	$21,810	1.2%
Depreciation and amortization	73,061	5.1%	82,172	5.9%	(9,111)	(0.8)%
Total operating expense	$257,710	18.1%	$245,011	17.7%	$12,699	0.4%

General and administrative expense as a percentage of gross revenue increased by 1.2% during fiscal 2016. The increase was primarily due to an $11.8 million increase in stock-based compensation expense, a $10.3 million goodwill impairment charge related to the ADH reporting unit, lease termination charges of $1.5 million associated with the ARY Divestitures and an increase in professional service fees. The increase in stock-based compensation was primarily due to awards under our former equity compensation plan vesting during the first quarter of fiscal 2016. The increase was partially offset by leveraging other general and administrative expenses.

Depreciation and amortization expense decreased to 5.1% as a percentage of gross revenue as compared to 5.9% during fiscal 2015. Depreciation and amortization expense for fiscal 2015 included an intangible asset impairment charge of $10.4 million related to the ARY Divestitures.
Other (income) expense
Other income (expense), net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, decreased from expense of $1.3 million in fiscal 2015 to expense of $0.9 million in fiscal 2016.
Extinguishment of debt decreased $17.1 million in the fiscal year ended September 30, 2016 as compared to the fiscal year ended September 30, 2015. During fiscal 2015, the Company redeemed $212.0 million of senior notes resulting in expensing deferred financing fees of $1.0 million, original issue discount of $4.4 million, and the associated redemption premiums of $11.7 million.

Interest expense decreased by $3.4 million during fiscal 2016 compared to fiscal 2015 due to lower interest obligations as a result of the redemption of $162.0 million and $50.0 million of senior notes on October 17, 2014, and March 4, 2015, respectively.
Benefit for income taxes
For fiscal 2016, our effective income tax rate was 58.4% compared to an effective tax rate of 39.8% for fiscal 2015. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. The increase in our effective tax rate is primarily due to a $10.5 million stock-based compensation charge related to certain awards under our former equity compensation plan that vested in October 2015 and the impact of the $10.3 million goodwill impairment charge related to the ADH operating segment recorded in the fourth quarter of fiscal 2016. These expenses are not deductible for tax purposes.
Loss from discontinued operations
Loss from discontinued operations, net of taxes, for fiscal 2016 was $0.3 million as compared to $1.0 million for fiscal 2015. During the fourth quarter of fiscal 2014, the Company decided to discontinue operations in the State of Connecticut. The transition was completed during the first quarter of fiscal 2015. The loss from discontinued operations in fiscal 2016 and 2015 reflect the costs associated with closing the business.
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

Revenues by segment
The following table sets forth revenue for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,		Increase(Decrease)	Percentage Increase(Decrease)
	2015	2014
I/DD gross revenue	$904,083	$839,127	$64,956	7.7%
ARY gross revenue	193,021	203,353	(10,332)	(5.1)%
Adult Day Services gross revenue	19,935	1,042	18,893	NM
Total Human Services gross revenue	1,117,039	1,043,522	73,517	7.0%
Sales adjustments	(14,013)	(17,850)
Sales adjustments as a percentage of gross revenue	(1.3)%	(1.7)%
Total Human Services net revenue	$1,103,026	$1,025,672	$77,354	7.5%
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

Operating activities
Cash flows provided by operating activities were $107.1 million, $90.5 million and $83.9 million for fiscal 2016, 2015 and 2014, respectively. The increase in cash provided by operating activities in fiscal 2016 is primarily due to lower interest expense as a result of redeeming our senior notes and the impact of the associated call premiums that were paid in fiscal 2015. The increase was partially offset by the impact of making estimated tax payments for federal income taxes during the fiscal 2016. The increase in our cash provided by operating activities in 2015 is primarily attributable to the lower interest payments resulting from the redemption of $212.0 million of our senior notes partially offset by the impact of a more consistent days sales outstanding during fiscal 2015 compared to fiscal 2014.
Investing activities
Net cash used in investing activities was $87.4 million, $79.0 million and $88.9 million for fiscal 2016, 2015 and 2014, respectively. Cash paid for acquisitions was $45.2 million, $38.7 million and $53.7 million for fiscal 2016, 2015 and 2014, respectively. We acquired 12, 10, and 11 companies in each of fiscal 2016, 2015 and 2014, respectively. Cash paid for property and equipment for fiscal 2016 was $43.4 million, or 3.1% of net revenue, compared to $42.8 million, or 3.1% of net revenue for fiscal 2015, and $35.3 million, or 2.8% of net revenue, for fiscal 2014.
Financing activities
Net cash used in financing activities was $10.7 million for fiscal 2016 compared to net cash used in financing activities of $165.9 million in fiscal 2015 and net cash provided by financing activities of $181.7 million in fiscal 2014. The net cash used by financing activities in fiscal 2016 primarily related to principle payments on long-term debt and cash paid to settle acquisition contingent consideration. In fiscal 2015 we redeemed $212.0 million of our senior notes during fiscal 2015, which was partially offset by the net proceeds received from the incremental term loan of $55.0 million. The net cash provided by financing activities in fiscal 2014 is due to the $182.2 million in proceeds as a result of the initial public offering in September 2014. We redeemed $38.0 million aggregate principal amount of our senior notes in February 2014.
During fiscal 2016, 2015 and 2014, we borrowed an aggregate of $52.2 million, $210.7 million, and $9.3 million, respectively, under our senior revolver and repaid $52.2 million, $210.7 million, $9.3 million, respectively, during the same periods. At September 30, 2016, we had no outstanding loans and $117.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver, which reduces the availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations, and letters of credit in excess of that amount reduce availability under our senior revolver. As of September 30, 2016, $47.4 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.

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
Debt and Financing Arrangements
Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMH Holdings, LLC ("NMHH"), wholly-owned subsidiaries of Civitas, entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”). On October 21, 2014, the Company increased the revolving commitment under the senior revolver by $20.0 million to $120.0 million, on terms identical to those applicable to the existing senior revolver. The term loan facility has a seven-year maturity and the senior revolver has a five-year maturity. The senior credit agreement provides that we may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

On February 27, 2015, NMHI and NMHH, and certain subsidiaries of NMHI, as guarantors, entered into Amendment No. 3 (the “Incremental Amendment”) to the senior credit agreement. The Incremental Amendment provided for an additional $55.0 million term loan, which was funded on February 27, 2015, pursuant to the terms of the senior credit agreement that permit up to $125.0 million of incremental borrowings plus any additional amounts so long as NMHI’s consolidated first lien leverage ratio, as defined in the senior credit agreement, does not exceed 4.50 to 1.00 on a pro forma basis, subject to the conditions set forth in the senior credit agreement. In addition, the Incremental Amendment amended the senior credit agreement to provide that, subject to certain exceptions, if, on or prior to August 27, 2015, NMHI repriced any portion of the term loan and that repricing resulted in a lower interest rate applicable to the term loan, NMHI would be required to pay a prepayment premium of 1% of the loans being repriced. All of the other terms of the additional $55.0 million term loan are identical to the term loan.

As of September 30, 2016, NMHI had $639.0 million of borrowings outstanding under the term loan facility. The aggregate amount of the revolving commitment under the senior revolver as of September 30, 2016 was $120.0 million. At September 30, 2016, NMHI had no outstanding borrowings and $117.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver, which reduces the availability under the senior revolver. As of September 30, 2016, $47.4 million of letters of credit were issued under the institutional letter of credit facility.

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
The senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon its achievement of certain first lien leverage ratios) of our annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. Excess cash flow is defined in our senior credit agreement as (A) the sum of (i) consolidated net income (as defined in the senior credit agreement), plus (ii) the net decrease in working capital, plus (iii) noncash charges previously deducted from consolidated net income, plus (iv) non-cash losses from assets sales, minus (B) the sum of (i) certain amortization and other mandatory prepayment of indebtedness, plus (ii) unfinanced capital expenditures plus (iii) the cash portion of permitted investments plus (iv) noncash gains previously including in consolidated net income, plus (v) the net increase in working capital, plus (vi) certain cash payments of long-term liabilities, plus (vii) cash restricted payments, plus (viii) cash expenditures not expensed during such period, plus (ix) penalties paid in connection with the repayment of indebtedness, plus (x) certain cash distributions from the SRS business, plus (xi) aggregate unfinanced portion of contract consideration for acquisition or capital expenditures to be consummated, plus (xii) aggregate amount of cash amounts received in such period but excluded from consolidated net income, plus (xiii) certain cash payments in respect of earnout obligations, plus (xiv) certain voluntary prepayments of indebtedness, plus (xv) certain cash payments of non-cash charges added back in a prior period, plus (xvi) all charges or expenses incurred in such period but excluded from consolidated net income. There are no expected excess cash flow payments for fiscal 2016. We are required to repay the term loan facility portion of the senior secured credit facilities in quarterly principal installments of 0.25% of the principal amount commencing on June 30, 2014, with the balance payable at maturity. The senior credit agreement permits the Company to offer to its lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the senior credit agreement.
Covenants
The senior credit agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, NMHI's ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into certain swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of September 30, 2016. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, our usage of the senior revolver exceeds 30% of the commitments thereunder, we are required to maintain at the end of each such fiscal quarter, a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of September 30, 2016 as our usage of the senior revolver did not exceed the threshold for that quarter.
Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of September 30, 2016:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$756,021	$33,984	$67,121	$654,916	$—
Operating lease obligations (2)	284,075	64,477	98,058	56,456	65,084
Capital lease obligations	8,253	1,124	2,248	2,248	2,633
Purchase obligations (3)	6,947	5,262	1,685	—	—
Standby letters of credit	50,354	50,354	—	—	—
Contingent consideration obligations (4)	5,915	5,915	—	—	—
Total obligations and commitments	$1,111,565	$161,116	$169,112	$713,620	$67,717
________________________

(1)
Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at September 30, 2016. The interest payments do not reflect the projected impact of interest rate swap agreements. The principal and interest payments are due in quarterly installments through January 31, 2021. The senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with 50% of our annual excess cash flow, as defined in the agreement, 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, and 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. The obligations included in the table above do not include mandatory prepayments. See Note 11 to our consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.

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
Since our annual goodwill impairment test on July 1, 2016, no triggering events have come to our attention pursuant to our review of goodwill that would indicate a test for impairment is necessary as of September 30, 2016.
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
In addition, we operate under four distinct types of contracting arrangements with our payors:

•
Negotiated Contracts. For these contracts, services are priced pursuant to a “plan of care” for the client which encompasses habilitation and therapies. Such contracts are not subject to retroactive adjustment or cost reimbursement requirements. However, we may petition for a change in rate based upon a change in circumstances with a particular client or in situations where additional services are needed. For these contracts, we recognize revenue at the negotiated rate when earned. Subsequent adjustments to rates, if any, are recognized when approved by the payor. For fiscal years ended 2014, 2015 and 2016, 32.7%, 30.6% and 30.2%, respectively, of our revenues were earned from contracts that fall into this category.

•
Fixed Fee Contracts. For these contracts, payors set a standard rate or set of rates for a particular service usually dependent on the acuity of the client. These rates are the same for all agencies providing the service. For these contract types, there is generally no cost report required or if a cost report is required it is used for informational purposes only. For these contracts, we recognize revenue at the standard rate as earned. For fiscal years ended 2014, 2015 and 2016, 46.5%, 49.4% and 51.6%, respectively, of our revenues were earned from contracts that fall into this category.

•
Retrospective reimbursement contracts. For these contracts, a provisional rate is set for the year pending the filing of an annual cost report that may further adjust that rate. Cost reimbursement rules differ by jurisdiction and program type but generally include direct costs, indirect costs, depreciation, interest, overhead allocations with interest, overhead and profit usually subject to limitation. Should the cost report indicate that allowable rate is lower than what has been billed, we record a liability and these funds are adjusted back or refunded to the state payor at some time in the future. For these contracts we prepare an analysis quarterly to determine if any of the revenue that has been billed and recognized should be deferred and if so record that portion as a current liability. In a subsequent quarter, allowable costs may increase which would result in a reversal of the liability but if this condition persists through the end of the statutory annual period, we would refund the unallowed portion of the revenue to the state and offset the liability. For fiscal years ended 2014, 2015 and 2016, 11.7%, 11.4% and 10.1%, respectively, of our revenues were earned from contracts that fall into this category.

•
Prospective payment contracts. These contracts are cost reported in the same way as retrospective contracts, except the cost report for the annual period is used to set the rates in a future period. For these contracts, changes in rates are recognized in revenue prospectively. For fiscal years ended 2014, 2015 and 2016, 9.1%, 8.6% and 8.1%, respectively, of our revenues were earned from contracts that fall into this category.

All four types of contracting arrangements are subject to audit by the payor and may be subject to recoupments of revenue if in performing our services we have not adhered to the terms of the contract, or not documented our services as specified by the payor. For fiscal years ended 2014, 2015 and 2016 liabilities to payors for cost based contracts were $3.7 million, $10.1 million and $6.5 million, respectively.
Non Authorized Sales Allowance. Our clients are generally long-term recipients of our services and require continuous care. The majority of the services are paid for through state Medicaid programs. When we enter into an arrangement to provide services to a client, we obtain an “authorization” to provide services for a specified period of time such as a six months or one year. When an authorization expires we generally do not discontinue providing service to our clients and in some cases are prevented from doing so legally. Therefore, it is not uncommon for us to serve a client without a current authorization. In this situation we determine whether a non-authorized sales allowance is required by whether the lapse in authorization is within the documented customary business practice period that we have established for that particular payor. Once the lapse in authorization extends beyond the normal period for that payor, we adjust the non-authorized sales allowance to reserve the revenue. As of September 30, 2014, 2015 and 2016, our non-authorized sales allowance was $2.3 million, $3.2 million and $2.8 million, respectively.
Accounts Receivable and Reserves
Accounts receivable primarily consists of amounts due from state payors, not-for-profit providers and commercial insurance companies. Generally there is no bad debt risk with government payors or insurance companies. However, allowances are still required for disallowances of revenue that have not been billed timely or if authorizations to deliver services have been exceeded. In addition, there are numerous retroactive adjustments to revenue in cases where rates are adjusted by payors, often after an assessment of our client that takes effect retroactively. In addition to our non-authorized sales allowance we record the following reserve against revenue:
Sales Adjustment Allowances. The types of sales adjustments that we record typically involves rate adjustments due to billing errors or an agreed upon settlement of rate or level of services disputes with the payors. Sales adjustments expense is recorded against revenue in accordance with industry practice. We estimate the sales adjustment allowance based on historical sales adjustments experience. In addition, we also regularly evaluate our accounts receivable, especially receivables that are past due, and reassess our sales adjustment allowance based on specific payor collection issues and may record a specific addition to our sales adjustment allowance to reduce the net recognized receivable to the amount we reasonably expect to collect. As of September 30, 2014, 2015 and 2016, our sales adjustment allowance was $11.5 million, $11.2 million and $11.9 million, respectively.
Goodwill and Indefinite-lived Intangible Assets
We review goodwill and indefinite-lived intangible assets for impairment annually, as of July 1st, or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable to determine whether any impairment exists, and, if so, the extent of such impairment. Our goodwill balance represents the difference between the purchase price of acquired businesses and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. We test goodwill at the reporting unit level, which is the same level as our operating segments. We have the option to first assess qualitative factors to determine whether further impairment testing is necessary. We have elected to bypass the qualitative assessments and proceed directly to the two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. We estimated the fair value of each of our reporting units using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of a reporting unit by estimating the after–tax cash flows attributable to a reporting unit and then discounting them to a present value using a risk-adjusted discount rate. In our discounted cash flow analysis, we forecasted cash flows by reporting unit for each of the next ten years and applied a long term growth rate to the final years of the forecasted cash flows to estimate terminal value. The cash flows were then discounted to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections used in the discounted cash flow analysis are based on estimates of the weighted average costs of capital of market participants relative to each respective reporting unit. If the carrying amount of the reporting unit exceeds its estimated fair value, we are required to perform the second step, or Step 2, of the goodwill impairment test to measure the amount of impairment loss. Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill in order to determine the amount of impairment to be recognized. The implied fair value of goodwill is calculated as the difference between the fair value of the reporting unit and the estimated fair value of its assets and liabilities.
Our indefinite-lived intangible assets primarily consist of trade names acquired in business combinations. For these assets, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. The

Company has elected to bypass the qualitative assessments and proceed directly to the quantitative impairment test. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are established using the relief from royalty method.
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
We completed our annual impairment tests in the fourth quarter of 2016, 2015 and 2014. It was determined in fiscal 2015 and 2014 that the carrying value of goodwill and indefinite-lived assets was not impaired. In fiscal 2016, the fair value of each of our reporting units was in excess of its carrying value and passed with a substantial margin, except for the ADH reporting unit. Our annual impairment analysis as of July 1, 2016 indicated that the Step 2 analysis was necessary for the ADH reporting unit that is included within Human Services. After performing Step 2, it was determined that the implied value of goodwill was less than the carrying amount, resulting in an impairment charge of $10.3 million for the year ended September 30, 2016. The impairment was primarily due to higher than anticipated operating costs in a recently acquired business that have negatively affected the reporting unit's projected operating margins.
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
For purposes of determining the estimated fair value of these grants, which were issued prior to the IPO, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then used the option pricing method to determine the fair value of these units at the time of grant. Significant assumptions included the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. For Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units and Class F Common Units, the estimated fair value of the units, less an assumed forfeiture rate, was recognized in expense on a straight-line basis over the requisite service periods of the awards. We used the historical forfeiture patterns to determine the forfeiture rate. The Class G Common Units were to vest upon a liquidity event and/or upon the occurrence of certain investment return conditions. The Class H Common Units were to vest upon the earlier to occur of a sale of the Company or the achievement of a multiple of investment return threshold by Vestar and its affiliates. At the time these events were determined to be probable, compensation expense would be recognized in its entirety. During fiscal 2014, the Class G Units fully vested as a result of the completion of the IPO on September 22, 2014. As a result, we recognized $0.6 million of expense in fiscal 2014.

On October 1, 2015, in connection with a secondary offering, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NMH Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting condition for the Class H Common Units and the acceleration of unvested Class F Common Units. As a result, we recognized compensation expense of $10.5 million related to these awards during the quarter ended December 31, 2015. This expense is not deductible for tax purposes. The expense is included in general and administrative expense in the consolidated statements of operations. As a result of the Distribution, the equity-based compensation plan of NMH Investment has terminated and there will be no future issuances under this plan.

In fiscal 2014, the Company adopted an equity-based compensation plan, ("the 2014 Plan") and issued stock-based awards including non-qualified stock options and restricted stock units. The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The Company is required to estimate future forfeitures of stock-based awards for recognition of compensation expense. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest.
The fair value of each restricted stock unit granted is determined based on the Company's closing price of its publically traded stock on the date of grant. The fair value of each option award granted was estimated on the grant date using the Black-Scholes valuation model. Significant assumptions include the expected term in which the awards will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility. The Company has estimated volatility for the awards granted based on the historical volatility for a group of companies believed to be a representative peer group, selected based on industry and market capitalization, due to lack of sufficient historical publicly traded prices of our own common stock. The fair value of the stock options and restricted stock unit awards on the date of grant, less an assumed forfeiture rate of 9.0% for employee grants, will be recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards. The Company does not have a sufficient history with these types of awards, and as such, the historical forfeiture rate of the Unit Plan was used as the basis for determining the assumed forfeiture rate. The Company has not applied a forfeiture rate to the restricted awards granted to the Board of Directors as the awards vest 100% on the first anniversary of the grant date.

During fiscal 2016, the Company awarded 42,467 performance based restricted stock units (“PRSUs”) under the 2014 Plan. The number of PRSUs earned is determined based on the Company's attainment of predefined performance targets set by the Compensation Committee. The number of PRSUs earned will be determined based on (1) the Company's actual performance against established performance targets in the third year of the three year performance period (the “Performance Condition”) and (2) may be further adjusted based on the performance of the Company’s common stock in relation to the Russell 2000 Healthcare Index (the “Market Condition”). The number of PRSUs earned based on the Performance Condition may range from 0% to 200% of the initial award and thereafter may be increased or decreased by 25% based on the Market Condition. All of the PRSUs will be settled in shares of the Company’s common stock, which will be issued following the end of the three-year performance period, subject to the actual achievement of the predefined performance targets. The Company utilized a Monte Carlo simulation methodology to determine the per share fair value of the PRSU's on the grant date. To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned.
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

Subsequent Events
As a result of recent changes in our organizational structure which took effect in the first quarter of fiscal 2017, we have changed our reportable operating segments. Beginning with the first quarter of fiscal 2017, our Human Services segment will be divided into two reportable operating segments: the Intellectual and Developmentally Disabilities (“I/DD”) segment and the At Risk Youth (“ARY”) segment. The Adult Day Health (“ADH”) operating segment, which was previously aggregated in the Human Services segment, will be included in the Corporate/Other segment. There will be no change to the SRS Segment. This change aligns with the way we have begun to operate our business commencing in the first quarter of fiscal 2017.
Pursuant to the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan (the “Plan”), the Company may grant from time to time, among other things, restricted stock and other performance based awards to employees, non-employee directors and consultants or independent contractors to the Company.
Equity Compensation Awards
On December 9, 2016, the Board of Directors of the Company, based on the recommendation of the Compensation Committee of the Board of Directors, made equity compensation awards to certain employees of the Company, including the named executive officers.  The types of awards that were granted to the executive officers are:  non-qualified stock options and time-based restricted stock units.

Name	Non-Qualified Stock Options	Time-Based Restricted Stock Units
Bruce F. Nardella	54,866	42,155
Denis M. Holler	10,735	8,248
David Petersen	9,160	7,038
Linda De Renzo	8,158	6,268

The form of Non-Qualified Stock Option Agreement was filed as Exhibit 10.34 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 on September 3, 2014.  The form of Time-Based Restricted Stock Unit Agreement was filed as Exhibit 10.33 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 on September 3, 2014.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan and the senior revolver, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.25%, at our option. A 1% increase in the interest rate on our floating rate debt as of September 30, 2016 would have increased cash interest expense on the floating rate debt by approximately $6.5 million per annum, without giving effect to the interest rate swap agreements discussed below.
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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and Board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016.

Our internal control over financial reporting as of September 30, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

(c) Changes in Internal Control over Financial Reporting

As reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as of that fiscal year-end, we had ineffective controls with respect to information technology (“IT”) general controls, involving certain information systems and user access controls and program change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. This material weakness increased the risk that the effectiveness of business process controls, certain of which are dependent on the affected IT systems, or electronic data and financial reports, generated from the affected IT systems, could be adversely affected. During fiscal 2016, the following remedial actions were taken to improve these controls: a redesign of the operation and monitoring of control activities associated with user and administrator access to the affected IT systems; and a redesign of the operation and monitoring of control activities and procedures associated with program change management of the affected IT systems. The Company believes that the redesign and re-implemention of these controls improved the effectiveness of our controls with respect to IT general controls. As of September 30, 2016, after testing both the design and operating effectiveness of the redesigned controls, management has concluded that there is no longer a material weakness related to our information technology general controls.

There have been no other changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Civitas Solutions, Inc.
Boston, Massachusetts

We have audited the internal control over financial reporting of Civitas Solutions, Inc. and subsidiaries (the "Company") as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2016, of the Company and our report dated December 14, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 14, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The response to this item will be included under the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance,” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" contained in the proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item will be included under the sections entitled “Executive Compensation and Related Information" and “Corporate Governance” contained in the proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item will be included under the sections entitled “Certain Relationships and Related Person Transactions" and “Corporate Governance" contained in the proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item will be included under the sections entitled “Audit Committee" contained in the proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements on pages F-1 through F-39 are filed as part of this report.

•	Consolidated Balance Sheets as of September 30, 2016 and 2015;

•	Consolidated Statements of Operations for the years ended September 30, 2016, 2015 and 2014;

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2016, 2015 and 2014;

•	Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2016, 2015 and 2014; and

•	Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014.
(2) Financial Statement Schedules: The following schedule is filed herewith pursuant to the requirements of Regulation S-X beginning on page F-40.

Schedule Number	Description
I	Condensed Parent Company Financial Information
(3) Exhibits: The Exhibit Index is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Civitas Solutions, Inc.

By:	/s/ Bruce F. Nardella
Bruce F. Nardella
Its: Chief Executive Officer, President & Chair of the Board of Directors
Date: December 14, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 14, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bruce F. Nardella	Chief Executive Officer
Bruce F. Nardella	(principal executive officer) and Chair of the Board of Directors

/s/ Denis M. Holler	Chief Financial Officer
Denis M. Holler	(principal financial officer and principal accounting officer)

/s/ Chris A. Durbin	Director
Chris A. Durbin

/s/ James L. Elrod, Jr.	Director
James L. Elrod, Jr.

/s/ Patrick M. Gray	Director
Patrick M. Gray

/s/ Pamela F. Lenehan	Director
Pamela F. Lenehan

/s/ Kevin A. Mundt	Director
Kevin A. Mundt

/s/ Gregory S. Roth	Director
Gregory S. Roth

/s/ Guy Sansone	Director
Guy Sansone

/s/ Mary Ann Tocio	Director
Mary Ann Tocio

EXHIBIT INDEX

Exhibit No.	Description

2.1¥	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006

3.1	Amended and Restated Certificate of Incorporation of Civitas Solutions, Inc.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

3.2	Amended and Restated By-Laws of Civitas Solutions, Inc.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

4.1	Specimen Common Stock Certificate	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

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

10.11*	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2008

10.12*	Second Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.6 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2011 (the “March 2011 10-Q”)

10.13*	Third Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2012 (the “June 2012 10-Q”)

Exhibit No.	Description

10.14*	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A

10.15*	Form of Amendment to Management Unit Subscription Agreement	Incorporated by reference to Exhibit 10.19 of the 2009 10-K

10.16*	Form of Management Unit Subscription Agreement (Series 1 Class F Common Units).	Incorporated by reference to Exhibit 10.7 of the March 2011 10-Q

10.17*	Form of Management Unit Subscription Agreement (Class G Common Units).	Incorporated by reference to Exhibit 10.2 of the June 2012 10-Q

10.18*	Form of Management Unit Subscription Agreement (Class H Common Units).	Incorporated by reference to Exhibit 10.3 of the June 2012 10-Q

10.19*	Form of Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.13 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2008

10.20*	Form of Amendment to Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.21 of the 2009 10-K

10.21	Form of Amended and Restated Indemnification Agreement.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration (Registration No. 333-196281) filed on August 27, 2014

10.22	Civitas Solutions, Inc. 2014 Omnibus Incentive Plan.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

10.23*	Form of Management Unit Subscription Agreement (Series 2 Class F Common Units).	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.24*	Exhibit A to National Mentor Holdings, LLC Executive Deferred Compensation Plan effective as of January 1, 2014.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.25*	Exhibit A to National Mentor Holdings, LLC Executive Deferred Compensation Plan effective as of July 1, 2014.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.26	First Amended and Restated Registration Rights Agreement, dates as of October 1, 2015, by and between Civitas Solutions, Inc. and NMH Investment, LLC	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Current Report on Form 8-K filed on October 2, 2015

10.27*	Amendment to Form of Management Unit Subscription Agreement (Class H Common Units)	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.28*	Amendment to Form of Management Unit Subscription Agreement (Class H Common Units)	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.29*	Form of Restricted Stock Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

Exhibit No.	Description

10.30*	Form of Restricted Stock Unit Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.31*	Form of Nonqualified Stock Option Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.4 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.32*	Amended and Restated Employment Agreement by and between Bruce F. Nardella and Civitas Solutions, Inc.	Incorporated by reference to Exhibit 10.5 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.33*	Third Amended and Restated Employment by and between Edward M. Murphy and Civitas Solutions, Inc.	Incorporated by reference to Exhibit 10.6 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.34*	Form of Employment Agreement for executive officers other than Mr. Nardella and Mr. Murphy	Incorporated by reference to Exhibit 10.7 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.35*	Form of NMH Investment, LLC Second Amended and Restated 2006 Unit Plan	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.36	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Fifth Amendment and Restatement dated December 16, 2014 and effective as of October 1, 2014.	Incorporated by reference to Exhibit 10.42 of the Civitas Solutions, Inc. Form 10-K for the fiscal year ended September 30, 2014

10.37	Form of Amendment to National Mentor Holdings, LLC Executive Deferred Compensation Plan, Fourth Amendment and Restatement Adopted December 27, 2011, Effective as of January 1, 2011.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 5 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 12, 2014

10.38	Form of Amendment to National Mentor Holdings, LLC Executive Deferral Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 5 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 12, 2014

10.39	Retirement Agreement between the Company and Edward M. Murphy, dated as of August 19, 2015	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on August 20, 2015

10.40	Civitas Solutions Management Annual Cash Incentive Compensation Plan, Effective October 1, 2015	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on October 20, 2015

10.41	Form of Performance Based Restricted Stock Unit*	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on January 13, 2016

Exhibit No.	Description

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of principal executive officer	Filed herewith

31.2	Certification of principal financial officer	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101.INS**	XBRL Instance Document.	Filed herewith

101.SCH**	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*	Management contract or compensatory plan or arrangement.

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

Civitas Solutions, Inc.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Civitas Solutions, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Civitas Solutions, Inc. and subsidiaries (the "Company") as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Civitas Solutions, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 14, 2016

Civitas Solutions, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	September 30,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$50,683	$41,690
Restricted cash	1,046	749
Accounts receivable, net of allowances of $11,863 and $11,207 at September 30, 2016 and 2015, respectively	155,767	145,395
Deferred tax assets, net	18,013	19,648
Prepaid expenses and other current assets	20,841	14,049
Total current assets	246,350	221,531
Property and equipment, net	175,008	168,227
Intangible assets, net	302,229	305,856
Goodwill	273,660	274,520
Restricted cash	50,000	50,000
Other assets	44,801	43,050
Total assets	$1,092,048	$1,063,184
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$32,131	$25,890
Accrued payroll and related costs	78,082	82,012
Other accrued liabilities	51,680	46,428
Obligations under capital lease, current	549	497
Current portion of long-term debt	6,554	6,554
Total current liabilities	168,996	161,381
Other long-term liabilities	81,466	79,170
Deferred tax liabilities, net	59,686	58,223
Obligations under capital lease, less current portion	5,012	5,561
Long-term debt, less current portion	631,298	637,574
Commitments and contingencies (Note 18)
Stockholders' Equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,214,758 and 37,093,237 shares issued and outstanding at September 30, 2016 and 2015, respectively	372	371
Additional paid-in capital	294,295	277,311
Accumulated loss on derivatives, net of taxes of $2,418 and $1,157 at September 30, 2016 and September 30, 2015, respectively	(3,561)	(1,704)
Accumulated deficit	(145,516)	(154,703)
Total stockholders' equity	145,590	121,275
Total liabilities and stockholders' equity	$1,092,048	$1,063,184
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended September 30,
	2016	2015	2014
Net revenue	$1,407,587	$1,366,946	$1,255,838
Cost of revenue (exclusive of depreciation and amortization expense below)	1,092,181	1,059,364	983,043
Operating expenses:
General and administrative	184,649	162,839	145,041
Depreciation and amortization	73,061	82,172	67,488
Total operating expenses	257,710	245,011	212,529
Income from operations	57,696	62,571	60,266
Other income (expense):
Management fee of related party	—	28	(9,488)
Other (expense) income, net	(908)	(1,325)	374
Extinguishment of debt	—	(17,058)	(14,699)
Interest expense	(34,041)	(37,455)	(69,349)
Income (loss) from continuing operations before income taxes	22,747	6,761	(32,896)
Provision (benefit) for income taxes	13,290	2,689	(11,463)
Income (loss) from continuing operations	9,457	4,072	(21,433)
Loss from discontinued operations, net of tax benefit for the fiscal years ended September 30, 2016, 2015 and 2014 of $171, $634 and $877, respectively	(270)	(1,000)	(1,382)
Net income (loss)	$9,187	$3,072	$(22,815)
Income (loss) per common share, basic
Income (loss) from continuing operations	$0.25	$0.11	$(0.84)
Loss from discontinued operations	—	(0.03)	(0.05)
Net income (loss)	$0.25	$0.08	$(0.89)
Income (loss) per common share, diluted
Income (loss) from continuing operations	$0.25	$0.11	$(0.84)
Loss from discontinued operations	—	(0.03)	(0.05)
Net income (loss)	$0.25	$0.08	$(0.89)
Weighted average number of common shares outstanding, basic	37,112,794	36,959,997	25,538,493
Weighted average number of common shares outstanding, diluted	37,262,915	37,088,632	25,538,493
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Year Ended September 30,
	2016	2015	2014
Net income (loss)	$9,187	$3,072	$(22,815)
Other comprehensive (loss) gain, net of tax:
(Loss) gain on derivative instrument classified as cash flow hedge, net of tax of $1,261, $1,157 and ($310) for the fiscal year ended September 30, 2016, 2015 and 2014 , respectively	(1,857)	(1,704)	466
Reclassification adjustments for losses on derivative instruments included in net income, net of tax of $942	—	—	1,414
Comprehensive income (loss)	$7,330	$1,368	$(20,935)
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance at September 30, 2013	25,250,000	$253	$90,072	$(1,880)	$(134,960)	$(46,515)
Issuance of common stock, net of issuance costs	11,700,000	117	182,086	—	—	182,203
Other comprehensive income, net of tax	—	—	—	1,880	—	1,880
Stock-based compensation expense	—	—	895	—	—	895
Dividend to parent	—	—	(110)	—	—	(110)
Net loss	—	—	—	—	(22,815)	(22,815)
Balance at September 30, 2014	36,950,000	370	272,943	—	(157,775)	115,538
Issuance of common stock under employee incentive plans, net of shares surrendered	143,237	1	(1,515)	—	—	(1,514)
Other comprehensive loss, net of tax	—	—	—	(1,704)	—	(1,704)
Stock-based compensation expense	—	—	5,238	—	—	5,238
IPO accrual adjustment	—	—	645	—	—	645
Net income	—	—	—	—	3,072	3,072
Balance at September 30, 2015	37,093,237	371	277,311	(1,704)	(154,703)	121,275
Issuance of common stock under employee incentive plans, net of shares surrendered	121,521	1	(901)	—	—	(900)
Other comprehensive loss, net of tax	—	—	—	(1,857)	—	(1,857)
Stock-based compensation expense	—	—	17,072	—	—	17,072
Excess tax benefits from stock-based compensation awards	—	—	813	—	—	813
Net income	—	—	—	—	9,187	9,187
September 30, 2016	37,214,758	$372	$294,295	$(3,561)	$(145,516)	$145,590
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended September 30,
	2016	2015	2014
Cash Flows from operating activities:
Net income (loss)	$9,187	$3,072	$(22,815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for accounts receivable allowances	14,784	17,055	20,392
Depreciation and amortization	73,100	71,643	66,695
Amortization and write-off of original issue discount and initial purchasers discount	279	4,899	7,101
Amortization and write-off of financing costs	1,558	3,141	10,523
Stock-based compensation expense	17,072	5,238	895
Deferred income taxes	4,359	356	(13,266)
Gain on changes in derivative fair value	—	—	(33)
Loss on disposal of assets	789	675	385
Non-cash impairment charges	10,251	10,660	3,605
Net change in fair value of contingent liabilities	405	575	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25,156)	(21,072)	(16,817)
Other assets	(8,706)	(4,711)	4,369
Accounts payable	6,802	3,037	(4,279)
Accrued payroll and related costs	(3,930)	(2,164)	18,836
Other accrued liabilities	5,028	(8,070)	9,079
Other long-term liabilities	1,300	6,144	(754)
Net cash provided by operating activities	107,122	90,478	83,916
Cash Flows from investing activities:
Acquisition of businesses, net of cash acquired	(45,196)	(38,738)	(53,699)
Purchases of property and equipment	(43,356)	(42,793)	(35,295)
Changes in restricted cash	(297)	1,195	(1,137)
Proceeds from sale of assets	1,423	1,332	1,207
Net cash used in investing activities	(87,426)	(79,004)	(88,924)
Cash Flows from financing activities:
Issuance of long term-debt, net of original issue discount	—	54,450	598,500
Repayments of long-term debt	(6,554)	(218,416)	(587,525)
Proceeds from borrowings under senior revolver	52,200	210,700	9,300
Repayments of borrowings under senior revolver	(52,200)	(210,700)	(9,300)
Repayments of capital lease obligations	(497)	(451)	(430)
Dividend to NMH Investment	—	—	(110)
Payments of financing costs	—	—	(10,923)
Cash paid for settlement of acquisition contingent consideration	(3,565)	—	—
Proceeds from issuance of common stock under employee equity incentive plans	142	—	—
Excess tax benefits from stock-based compensation	813	—	—
Taxes paid related to net share settlements of restricted stock unit awards	(1,042)	(1,514)	—
Proceeds from the issuance of common stock, net of offering costs	—	—	182,203
Net cash (used in)/provided by financing activities	(10,703)	(165,931)	181,715
Net increase (decrease) in cash and cash equivalents	8,993	(154,457)	176,707
Cash and cash equivalents at beginning of period	41,690	196,147	19,440
Cash and cash equivalents at end of period	$50,683	$41,690	$196,147
Supplemental disclosure of cash flow information
Cash paid for interest	$31,563	$37,461	$64,155
Cash paid for call premium on redemption of senior notes	$—	$11,688	$2,375
Cash paid for income taxes, net	$12,641	$1,860	$632
Supplemental disclosure of non-cash investing activities:
Accrued property and equipment	$810	$1,454	$966
Fair value of contingent consideration related to acquisitions	$—	$6,100	$2,400
Accrued tenant reimbursements for leasehold improvements	$1,262	$—	$—
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2016
1. Business Overview

Civitas Solutions, Inc., through its wholly-owned subsidiaries (collectively, the “Company”), is the leading provider of home- and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”) and elders in need of day health services to support their independence, or adult day health (“ADH”). As of September 30, 2016, the Company operated in 35 states, serving approximately 11,500 clients in residential settings and more than 16,500 clients in non residential settings.
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
Civitas is the parent of a consolidated group of subsidiaries that market their services under The MENTOR Network tradename. Prior to October 1, 2015, Civitas was a partially owned subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. The equity interests of NMH Investment were owned by Vestar and certain executive officers, directors and other members of management. On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed all of its 25,250,000 shares of common stock of Civitas Solutions, Inc. it held to its existing members in accordance with their respective membership interests. NMH Holdings, LLC ("NMHH") is a wholly owned subsidiary of Civitas Solutions, Inc. and National Mentor Holdings, Inc. (“NMHI”) is a wholly owned subsidiary of NMHH. The financial results of Civitas Solutions, Inc. are primarily composed of the financial results of National Mentor Holdings, Inc. and its subsidiaries on a consolidated basis.
2. Significant Accounting Policies
Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments and methodologies. Actual results could differ from these estimates under different assumptions or conditions.
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
The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between levels. During the years ended September 30, 2016 and 2015, there were no transfers between levels.
Cash Equivalents
The Company considers short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2016 and 2015, the Company did not have any cash equivalents.
Restricted Cash
Restricted cash consists of a cash collateral account set up to support the issuance of letters of credit under the Company’s institutional letter of credit facility and funds provided from government payors restricted for client use.
Concentrations of Credit and Other Risks
Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, self-insurance receivables and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States, which, at times may exceed federally insured limits of $250 thousand. The Company has not experienced any losses in such accounts. As of September 30, 2016, our accounts exceeded federally insured limits by $50.4 million.
The Company derives approximately 88% of its revenue from state and local government payors. These entities fund a significant portion of their payments to the Company through federal matching funds, which pass through various state and local government agencies. Of the 35 states the Company operates in, Minnesota is our largest state and generates revenue from our contracts with state and local governmental payors which accounted for 15%, 15% and 14% of our net revenue in fiscal 2016, 2015 and 2014, respectively.
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
The Company recognizes revenue for services performed pursuant to contracts with various state and local government agencies and private health care agencies. The payment terms and rates of our contracts vary by jurisdiction and service type. The Company has four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Under the Company's units-of-service contracts revenue is recognized at the time the service is performed. Under the Company's cost reimbursement contracts revenue is recognized at the time the service costs are incurred. For the Company’s cost-reimbursement contracts, the rate provided by the payor is based on a certain level of service and types of costs incurred in delivering the service. From time to time, the Company receives payments under cost-reimbursement contracts in excess of the allowable costs required to support those payments. In such instances, the Company estimates and records a liability for such excess payments. At the end of the contract period, any balance of excess payments is maintained as a liability until it is reimbursed to the payor. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be enacted in states where the Company operates or by the federal government.
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
Property and Equipment
Property and equipment are recorded at cost and are depreciated using a straight-line method when placed into service, based on their estimated useful lives as follows:

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
Internal Use Software Development Costs
The Company capitalizes certain costs associated with its internally developed software that are incurred subsequent to the preliminary project stage. Specifically, the Company capitalizes the payroll and payroll-related costs of employees who are directly involved with and who devote time to the Company’s software development project and other applicable third-party costs, and amortizes these costs on a straight-line basis over the estimated useful life of the software of three years. Amortization begins when the internal-use software is ready for its intended use. During both years ended September 30, 2016 and 2015 the Company capitalized $1.4 million of internal use software development costs related to customized software solutions for the Company's service programs. As of September 30, 2016 and 2015, the Company had $5.2 million and $3.8 million of internal use software costs included in Property and equipment, net, respectively.
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
The Company is required to test goodwill on a reporting unit basis. The Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. The Company has elected to bypass the qualitative assessments and proceed directly to the two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge. Fair values are estimated using the discounted cash flow method.
For its indefinite-lived intangible assets, the Company has elected to bypass the qualitative assessments and proceed directly to the quantitative impairment test. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are estimated using the relief from royalty method.
As described above, the fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future operating cash flows, including revenue growth, tax rates, capital expenditures, discount rates and working capital changes. As such, actual results may differ from these estimates and lead to a revaluation of the Company’s goodwill and indefinite-lived intangible assets.
Impairment of Long-Lived Tangible and Intangible Assets
The Company reviews long-lived tangible and intangible assets for impairment when events or circumstances have occurred that indicate the estimated useful life of these assets may warrant revision or that the carrying amount of these asset may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.
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

The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on the Company’s debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statements of operations. In addition, on a quarterly basis, the mark to market valuation is recorded as an adjustment to gain (loss) on derivative within the consolidated statements of comprehensive income (loss). The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in the Company’s consolidated balance sheets.
Stock-Based Compensation
Prior to the Company's initial public offering ("IPO"), NMH Investment maintained an equity-based compensation plan, and from time to time it issued units of limited liability company interests pursuant to such plan. The units were available for issuance to the Company’s employees and members of the Board of Directors. The Company recognized the fair value of these awards as compensation expense over the requisite services period or when the satisfaction of the vesting conditions were determined to be probable.
In October 2015, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NMH Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting conditions for all unvested awards. As a result, the Company recorded compensation expense of $10.5 million that is included in General and administrative expense on the Consolidated Statement of Operations during the year ended September 30, 2016.
In fiscal 2014, Civitas adopted an equity-based compensation plan and began issuing stock-based awards including non-qualified stock options and restricted stock units. The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The fair value of each option granted was estimated on the grant date using the Black-Scholes valuation model. The fair value of each restricted stock unit was determined based the Company's closing stock price on the date of grant. The Company is required to estimate future forfeitures of stock-based awards for recognition of compensation expense. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest.
Self-Insurance
The Company maintains employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. Employment practices liability is fully self-insured. The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, employment practices liability and professional and general liability programs are based on analyses performed internally by management and for certain balances, take into account reports by independent third party actuaries. Self-insurance accruals are periodically re-evaluated and increased or decreased based on new information.
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
Leases
The Company accounts for leases in accordance with ASC Topic 840 Leases. For lease agreements that provide for escalating rent payments and rent holidays, the Company recognized rent expense on a straight-line basis over the non-cancellable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that the renewal appears, at the inception of the lease, to be reasonable assured. The lease term commences when the Company becomes obligated under the terms of the lease agreement.
Discontinued Operations
In determining whether operations disposed (or to be disposed) of should be presented as discontinued operations, the Company assesses whether the disposal group represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. If these determinations can be made affirmatively, the results of operations of the disposal group (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from the continuing results of the Company in the consolidated finance statements. If the disposal group does not represent a strategic shift that has a major effect on the Company's operations or financial results but is determined to be an individually significant component of the Company, enhanced disclosures on the operating results of the disposal group will be presented.
Prior to fiscal 2015, operations disposed (or to be disposed) of that did not represent a strategic shift that had a major effect on the Company's operations and financial results were presented as discontinued operations if they qualified as a component and the cash flows of the component were eliminated from ongoing operations by the end of the assessment period and the Company did not have significant continuing involvement with the divested operations.
Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of September 30, 2016, but prior to the filing of the financial statements with the Securities and Exchange Commission, or SEC, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.
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
Imputation of Interest— In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs related to line-of-credit arrangements can be presented in the balance sheet as an asset and amortized over the term of the line-of-credit arrangement. The standard is to be applied retrospectively and was effective for the Company beginning on October 1, 2016. As of September 30, 2016 and September 30, 2015, the Company had deferred financing costs of $5.9 million and $7.5 million, respectively, within other assets. These costs will be presented as a deduction from the carrying amount of the Company's debt balance beginning on October 1, 2016.
Business Combinations— In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The standard is to be applied prospectively and was effective for the Company beginning on October 1, 2016. Although the impact of applying this standard to prior acquisitions would have been immaterial, the standard could have a significant impact on the accounting for future business combinations.
Income Taxes— In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position and is to be applied either prospectively or retrospectively. The update will be effective for the Company beginning on October 1, 2017. As of September 30, 2016 and September 30, 2015, the Company had current deferred tax assets, net of current deferred tax liabilities, of $18.0 million and $19.6 million, respectively.
Leases— In February 2016, the FASB issued ASU No. 2016-02-Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The standard is to be applied using a modified retrospective approach and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements but expects that the adoption of ASU No. 2016-02 will result in an increase to its long-term assets and liabilities on the consolidated balance sheet.
Stock Compensation— In March 2016, the FASB issued ASU No. 2016-09-Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.
Statement of Cash Flows— In August 2016, the FASB issued ASU No. 2016-15- Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.
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

Fiscal 2016 Acquisitions
During the fiscal year ended September 30, 2016, the Company acquired certain assets of 12 companies complementary to its business for a total cash consideration of $45.2 million.
Mother's Touch, LLC ("Mother's Touch"). On November 30, 2015, the Company acquired the assets of Mother's Touch for $3.4 million. Mother's Touch is located in Indiana and provides residential and community-based services to individuals with developmental disabilities. The Company acquired $2.7 million of identified intangible assets which included approximately $2.7 million of agency contracts with a weighted average useful life of 12 years. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of the acquisition, the Company recorded $0.7 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
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
Brighton Worcester Massachusetts Adult Day Health, Inc. ("Brighton Worcester ADH"). On February 1, 2016 the Company acquired the assets of Brighton Worcester ADH for $13.6 million. Brighton Worcester ADH is located in Massachusetts and provides nursing and health oversight, medication management, therapy services, nutritional and dietary services, counseling and case management to elders. The Company acquired $10.6 million of identified intangible assets which included $9.9 million of agency contracts with a weighted average useful life of 12 years and $0.7 million of tradenames with a weighted average useful life of 5 years. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of this acquisition, the Company recorded $2.7 million of goodwill in adult day health services as part of the Human Services segment, which is expected to be deductible for tax purposes.
Tender Loving Care Duluth, LLC ("TLC Duluth"). On February 29, 2016, the Company acquired the assets of TLC Duluth for $8.5 million. TLC Duluth is located in Minnesota and provides full-time services in the community residential setting for individuals with developmental disabilities, traumatic brain injuries or mental illness. The Company acquired $7.1 million of identified intangible assets which included $6.2 million of agency contracts with a weighted average useful life of 12 years and $0.9 million of licenses and permits with a weighted average useful life of 10 years. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes.
Maryland Adult Day Health, Inc. ("Maryland ADH"). On March 14, 2016, the Company acquired the assets of Maryland ADH for $12.3 million. Maryland ADH is located in Maryland and provides adult day health care services to the Medicaid eligible elderly population. The Company acquired $7.7 million of identified intangible assets which included $6.7 million of agency contracts with a weighted average useful life of 12 years and $1.0 million of tradenames with a weighted average useful life of 5 years. In addition, the Company acquired total tangible assets, consisting primarily of vehicles, of $0.8 million. The estimated fair values of the intangible assets acquired at the date of acquisition are determined based on a valuation that has been finalized. As a result of this acquisition, the Company recorded $3.8 million of goodwill in adult day health services as part of the Human Services segment, which is expected to be deductible for tax purposes.
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
Other acquisitions. During fiscal 2016, the Company acquired the assets of Resources for Human Development ("RHD"), Learning Services, Inc. ("Learning Services"), Pine Grove Habilitation Center ("Pine Grove"), and Alexander Milne Developmental Services ("Milne"). RHD, Pine Grove and Milne are in the business of providing residential group home services to individuals with developmental disabilities and similar conditions and is included in our Human Services segment. Learning Services is engaged in the business of providing supported living and rehabilitation services for individuals with acquired brain injuries and similar conditions and is included in our Post Acute Specialty-Rehabilitation Services segment. Total cash consideration for these companies was $0.9 million.
The following table summarizes the recognized amounts of identifiable assets acquired at the date of each acquisition:

(in thousands)	Identifiable Intangible Assets	Tangible Assets	Total Identifiable Assets	Goodwill	Purchase Consideration
Mother's Touch	$2,741	$9	$2,750	$650	$3,400
Winways	619	29	648	108	756
Triumph	2,335	—	2,335	265	2,600
Brighton Worcester ADH	10,600	363	10,963	2,677	13,640
TLC Duluth	7,132	26	7,158	1,342	8,500
Maryland ADH	7,680	769	8,449	3,835	12,284
Eagle Crest	1,698	—	1,698	302	2,000
CRM	934	87	1,021	119	1,140
RHD	18	43	61	—	61
Learning Services	100	—	100	—	100
Pine Grove	407	—	407	93	500
Milne	210	5	215	—	215
Total	$34,474	$1,331	$35,805	$9,391	$45,196

The Company's consolidated statement of operations for the years ended September 30, 2016 included revenue totaling approximately $27.6 million. The Company has not disclosed income from operations because it is immaterial.

Fiscal 2015 Acquisitions
During the fiscal year ended September 30, 2015, the Company acquired certain assets of 10 companies complementary to its business for a total fair value consideration of $44.8 million, including $6.1 million of contingent consideration.
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

The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of the acquisition:

(in thousands)	Identifiable Intangible Assets	Tangible Assets	Total Identifiable Assets	Goodwill
Capstone	$3,539	$178	$3,717	$758
Lakeview	6,664	48	6,712	1,272
Cassell	11,600	37	11,637	12,633
CPS	876	19	895	355
Snug Harbor	938	28	966	34
Heritage	1,252	—	1,252	945
Visions of N.E.W.	2,240	122	2,362	663
Other acquisitions	361	48	409	228
Total	$27,470	$480	$27,950	$16,888
The Company's consolidated statement of operations for the year ended September 30, 2015 included revenue totaling $25.2 million related to these businesses. The Company has not disclosed income from operations because it is immaterial.
Fiscal 2014 Acquisitions
During the fiscal year ended September 30, 2014, the Company acquired 11 companies complementary to its business for a total fair value consideration of $56.1 million.
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
The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of the acquisition:

(in thousands)	Identifiable Intangible Assets	Tangible Assets	Total Identifiable Assets	Goodwill
Show-Me Health Care	$895	$9	$904	$336
Occazio	3,863	216	4,079	1,421
Ann Arbor	3,801	50	3,851	972
Tender Loving Care	2,396	16	2,412	538
AmeriServe	288	43	331	69
G&D	1,086	102	1,188	312
Life by Design	1,651	16	1,667	433
Adult Day Health	18,100	1,081	19,181	17,969
Other acquisitions	272	106	378	57
Total	$32,352	$1,639	$33,991	$22,107

The Company's consolidated statement of operations for the years ended September 30, 2014 included revenue totaling approximately $19.7 million related to these businesses. The Company has not disclosed income from operations because it is immaterial.
5. Proforma Results of Operations

The following table reflects the unaudited pro forma results of operations for fiscal 2016, 2015, and 2014 assuming that the acquisitions made during fiscal 2016, 2015, and 2014 had occurred on October 1, 2014, 2013 and 2012, respectively.

(in thousands)	Year Ended September 30, 2016	Year ended September 30, 2015	Year ended September 30, 2014
Net revenue	$1,428,219	$1,429,166	$1,324,122
Net income (loss)	11,233	9,779	(8,422)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred as of October 1, 2014, 2013 and 2012, or the results that may be achieved in future periods.
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
The net revenue and loss before income taxes for the Company’s discontinued operations for the periods presented is as follows (in thousands):

	Year ended September 30,
	2016	2015	2014
Net revenue	$146	$968	$13,425
Loss before income taxes	(441)	(1,634)	(2,259)

7. Disposition of Businesses

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. On December 1, 2015, the Company completed the sale of its ARY operations in the state of North Carolina. As consideration, the buyer assumed the Company's lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million which is in line item Other income (expense), net on the Consolidated Statement of Operations. During the first and second quarter of fiscal 2016, the Company completed the closures of its ARY operations in Florida, Louisiana, Indiana and Texas. In connection with these closures, the Company recorded exit costs of approximately $2.0 million, consisting of severance costs of $0.5 million and lease termination costs of $1.5 million, during the year ended September 30, 2016.

The Company assessed whether the disposal group should be presented as a discontinued operation when the decision was made to discontinue these operations and concluded that the disposal group does not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results. However, the Company has concluded that the disposal group did represent an individually significant component. Pretax losses for this disposal group were $5.6 million, $13.9 million, and $11.3 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Pretax losses for the year ended September 30, 2016 included exit costs of $2.0 million disclosed above.

8. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the fiscal years ended September 30, 2016 and 2015 are as follows (in thousands):

	Human Services	Post-Acute Specialty Rehabilitation Services	Total
Balance as of September 30, 2014	190,658	66,974	257,632
Goodwill acquired through acquisitions	2,628	14,260	16,888
Balance as of September 30, 2015	$193,286	$81,234	$274,520
Goodwill acquired through acquisitions	8,716	675	9,391
Impairment	(10,251)	—	(10,251)
Balance as of September 30, 2016	$191,751	$81,909	$273,660
Annual Goodwill Impairment Testing
The Company tests goodwill at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill on July 1st of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of these assets.
The Company has elected to bypass the qualitative assessments and proceed directly to the two-step impairment test. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.
The Company utilizes the income approach, specifically the discounted cash flow method, to estimate the fair value of its reporting units when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including revenue growth, tax rates, capital spending, discount rate and working capital changes. These inputs are not observable in the market and represent Level 3 inputs within the fair value hierarchy. Cash flow forecasts are based on business unit operating plans and historical relationships. The income approach is sensitive to changes in long-term terminal growth rates and the discount rate. The discount rate was selected based on the estimated rate of return as well as time value of money.
Our annual impairment analysis as of July 1, 2016 indicated that the Step 2 analysis was necessary for the ADH reporting unit, that is included within Human Services, as the carrying value exceeded the fair value of the reporting unit. Step 2 of the goodwill test is performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2, it was determined that the implied value of goodwill was less than the carrying amount, resulting in an impairment charge of $10.3 million that is included in General and administrative expense for the year ended September 30, 2016. The impairment was driven by higher than anticipated operating costs in recently acquired businesses that have negatively affected the reporting unit's projected operating margins.
The Company completed Step 1 for its other reporting units as of July 1, 2016 and concluded that the there was no goodwill impairment. Additionally, the Company performed its annual impairment testing for its reporting units as of July 1, 2015 and 2014 and concluded based on the first step of the process that there was no goodwill impairment.

Intangible Assets
Intangible assets consist of the following as of September 30, 2016 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$499,652	$257,104	$242,548
Non-compete/non-solicit	2 years	6,438	4,432	$2,006
Relationship with contracted caregivers	—	7,521	7,505	$16
Trade names	2 years	6,516	4,014	$2,502
Trade names (indefinite life)	—	45,800	—	$45,800
Licenses and permits	2 years	49,773	40,416	$9,357
Intellectual property	—	452	452	$—
		$616,152	$313,923	$302,229
Intangible assets consist of the following as of September 30, 2015 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	8 years	$468,549	$225,383	$243,166
Non-compete/non-solicit	2 years	6,097	3,477	2,620
Relationship with contracted caregivers	1 year	7,521	6,915	606
Trade names	2 years	4,883	3,343	1,540
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	48,395	36,314	12,081
Intellectual property	1 year	452	409	43
		$581,697	$275,841	$305,856
For fiscal years ended 2016, 2015 and 2014, the amortization expense for continuing operations was $38.1 million, $38.7 million and $37.7 million, respectively.
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
The Company performed its annual impairment testing as of July 1, 2016, 2015 and 2014 and concluded that there is no impairment to its indefinite lived trade names.
Long-Lived Impairment Testing
The Company reviews long-lived tangible and intangible assets for impairment when events or circumstances have occurred that indicate the estimated useful life of these assets may warrant revision or that the carrying amount of these asset may be impaired.
During the fiscal year ended September 30, 2016, the Company concluded it had a triggering event requiring assessment of impairment for certain long-lived assets held by ADH due to the impairment of goodwill. The Company estimated the future net undiscounted cash flows and compared them to the carrying amount of the assets. Based on this assessment the Company concluded that the assets are recoverable as the undiscounted cash flows exceeded the carrying amount, therefore; an impairment does not exist.
During the fiscal year ended September 30, 2015, the Company decided to discontinue ARY services in the states of Illinois, Florida, Louisiana, Indiana, North Carolina and Texas. As a result, the Company determined certain assets were impaired and recorded impairment charges of $0.4 million for relationships with contracted caregivers, $9.8 million for agency contracts, and $0.2 million of other intangibles. The total impairment charge of $10.4 million is included in depreciation and amortization expense for fiscal year ended September 30, 2015. See Note 7 for more information on these divestitures.
During the fiscal year ended September 30, 2014, the Company determined that certain intangible assets associated with programs that it voluntarily withdrew from within the Human Services segment were impaired. As a result, the Company recorded an impairment charge of $1.3 million related to intangible assets associated with these programs which is included in depreciation and amortization expense for the fiscal year ended September 30, 2014.
Additionally, during the fiscal year ended September 30, 2014, the Company notified the state of Connecticut of its intention to stop providing services under existing contracts due to rate cuts and a change in state policy. As a result, the Company recorded an impairment charge of $1.6 million related to intangible assets associated with these programs which is included in loss from discontinued operations for the fiscal year ended September 30, 2014.
The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year Ending September 30,	(In thousands)
2017	$35,709
2018	35,217
2019	35,286
2020	34,231
2021	30,624
Thereafter	85,362
$256,429
9. Property and Equipment
Property and equipment consists of the following as of September 30 (in thousands):

	2016	2015
Buildings and land	$125,604	$125,103
Vehicles	66,421	57,495
Computer hardware and software	33,053	31,165
Leasehold improvements	83,533	65,757
Furniture and fixtures	18,148	16,687
Office and telecommunication equipment	6,236	6,133
Software for internal use	4,608	3,033
Construction in progress	2,472	4,590
	340,075	309,963
Less accumulated depreciation	(165,067)	(141,736)
Property and equipment, net	$175,008	$168,227
For fiscal years ended 2016, 2015 and 2014, depreciation expense for continuing operations was $34.9 million, $32.8 million and $28.4 million, respectively, and depreciation expense for discontinued operations was $38 thousand, $0.1 million and $0.3 million, respectively.

10. Certain Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of September 30 (in thousands):

	2016	2015
Prepaid business expense	$3,283	$2,300
Prepaid insurance	524	1,208
Anticipated insurance recoveries	8,067	7,245
Other	8,967	3,296
Prepaid expenses and other current assets	$20,841	$14,049
Other Accrued Liabilities
Other accrued liabilities consist of the following as of September 30 (in thousands):

	2016	2015
Accrued insurance	$19,374	$16,994
Overpayments	1,459	1,039
Due to third party payors	6,601	10,093
Accrued professional services	2,028	3,977
Accrued interest	86	86
Other	22,132	14,239
Other accrued liabilities	$51,680	$46,428
Other Long-Term Liabilities
Other long-term liabilities consist of the following as of September 30 (in thousands):

	2016	2015
Accrued self-insurance reserves	$60,080	$55,612
Other	21,386	23,558
Other long-term liabilities	$81,466	$79,170
11. Long-term Debt
The Company’s long-term debt consists of the following as of September 30 (in thousands):

	2016	2015
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$639,030	$645,585
Original issue discount on term loan, net of accumulated amortization	(1,178)	(1,457)
	637,852	644,128
Less current portion	6,554	6,554
Long-term debt	$631,298	$637,574
As of September 30, 2016 and 2015, the Company did not have any borrowings under the senior revolver.
Senior Secured Credit Facilities
The Company's and NMHH's senior credit agreement (the “senior credit agreement”), as amended, governs a $655.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility has a 7 year maturity and the senior revolver has a 5 year maturity from the effective date of January 31, 2014. The senior credit agreement provides that NMHI may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

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
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of September 30, 2016, NMHI had no borrowings under the senior revolver and $47.4 million of letters of credit issued under the institutional letter of credit facility. NMHI also issued $2.9 million of standby letters of credit under the senior revolver at September 30, 2016.
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
The senior credit agreement requires NMHI to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon its achievement of certain first lien leverage ratios) of the NMHI’s annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. Excess cash flow is defined in our senior credit agreement as (A) the sum of (i) consolidated net income (as defined in the senior credit agreement), plus (ii) the net decrease in working capital, plus (iii) noncash charges previously deducted from consolidated net income, plus (iv) non-cash losses from assets sales, minus (B) the sum of (i) certain amortization and other mandatory prepayment of indebtedness, plus (ii) unfinanced capital expenditures plus (iii) the cash portion of permitted investments plus (iv) noncash gains previously including in consolidated net income, plus (v) the net increase in working capital, plus (vi) certain cash payments of long-term liabilities, plus (vii) cash restricted payments, plus (viii) cash expenditures not expensed during such period, plus (ix) penalties paid in connection with the repayment of indebtedness, plus (x) certain cash distributions from the SRS business, plus (xi) aggregate unfinanced portion of contract consideration for acquisition or capital expenditures to be consummated, plus (xii) aggregate amount of cash amounts received in such period but excluded from consolidated net income, plus (xiii) certain cash payments in respect of earnout obligations, plus (xiv) certain voluntary prepayments of indebtedness, plus (xv) certain cash payments of non-cash charges added back in a prior period, plus (xvi) all charges or expenses incurred in such period but excluded from consolidated net income. NMHI was not required to make an additional mandatory prepayment for the year ended September 30, 2016. NMHI is required to repay the term loan facility portion of the senior secured credit facilities in quarterly principal installments of 0.25%, or $1.6 million, of the principal amount, with the balance payable at maturity. The senior credit agreement permits NMHI to offer to its lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the senior credit agreement.
Senior Notes
During fiscal 2014 and 2015, NMHI redeemed $38.0 million and the remaining $212.0 million of senior notes, respectively. The redemption price of the senior notes was 106.25% of the principal amount redeemed. As a result of the redemptions, NMHI incurred expense of $3.6 million and $17.1 million during fiscal 2014 and 2015, respectively, related to deferred financing fees, debt issuance costs and associated call premiums. The expense is reflected in extinguishment of debt in the statements of operations.

Covenants
The senior credit agreement contains negative covenants that, among other things, restrict, subject to certain exceptions, NMHI's ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into certain swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of September 30, 2016. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, our usage of the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of September 30, 2016 as our usage of the senior revolver did not exceed the threshold for that quarter.
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
The fair value of the swap agreement, representing the price that would be received to transfer the liability in an orderly transaction between market participants, was $6.0 million or $3.6 million after taxes, at September 30, 2016 and $2.9 million or $1.7 million after taxes, at September 30, 2015. The fair value was recorded in Other accrued liabilities and was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the year ended September 30, 2016, nor was any amount excluded from ineffectiveness testing for the period.
During fiscal 2014, the Company had an interest rate swap in a notional amount of $400.0 million. Under the terms of the swap, NMHI received from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and NMHI made payments to the counterparty based on a fixed rate of 2.55% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. The swap expired on September 30, 2014.
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

Annual maturities
Annual maturities of the Company’s debt for the fiscal year ended September 30 are as follows:

(In thousands)
2017	$6,554
2018	6,554
2019	6,554
2020	6,554
2021	612,814
Total	$639,030
Amounts due at any year end may increase as a result of the provision in the senior credit agreement that requires a prepayment of a portion of the outstanding term loan amounts if NMHI generates certain levels of cash flow.
12. Stockholders' Equity
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
Dividends to National Mentor Holdings, LLC
The Company did not pay dividends to NMH Investment during fiscal years 2016 and 2015. During fiscal 2014, the Company paid dividends to NMH Investment of $110 thousand to fund the repurchases of equity units from employees upon or after their departures from the Company.
13. Employee Savings and Retirement Plans
The Company has a multi-company plan (the “Plan”) which covers all of its wholly-owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its business units. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of $6.4 million, $7.4 million and $5.5 million, for fiscal years 2016, 2015 and 2014, respectively.
The Company has the following two deferred compensation plans:
The National Mentor Holdings, LLC Executive Deferred Compensation Plan
The National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for senior management, in which the Company contributes to the executive’s account a percentage of the executive’s base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.6 million, $0.6 million and $0.5 million for fiscal 2016, 2015 and 2014, respectively. The unfunded accrued liability was $3.1 million and $3.3 million as of September 30, 2016 and 2015, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.
The National Mentor Holdings, LLC Executive Deferral Plan

The National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $1.3 million, $1.4 million and $0.9 million for fiscal 2016, 2015 and 2014, respectively. The accrued liability related to this plan was $9.7 million and $8.4 million as of September 30, 2016 and 2015, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.
In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company has purchased company owned life insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. The cash surrender value of the COLI policies was $8.0 million and $6.8 million as of September 30, 2016 and 2015, respectively, and was included in other assets on the Company’s consolidated balance sheets.
Retirement Agreement
The Company entered into a retirement agreement with the Company's former Executive Chair, (the “Retirement Agreement”) on August 19, 2015. Pursuant to the Retirement Agreement, the Company expects to pay him the following amounts in connection with his retirement: (i) $800,000 over a period of two years, representing a continuation of his salary, (ii) $48,000 over a period of two years (representing a payment of $2,000 per month for 24 months in lieu of continuing health and welfare benefits) and (iii) $800,000 over the next two years, representing his target annual bonus of 100% of base salary under the incentive compensation plan for two years after his retirement. The accrued liability related to these retirement benefits was $1.4 million and $1.7 million as of September 30, 2016 and 2015, respectively.
The expense related to the deferred compensation plans and retirement agreement for the fiscal years ended September 30, 2016, 2015 and 2014 was $1.6 million, $2.2 million and $1.2 million, respectively.
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
On September 22, 2014 the management agreement with Vestar was terminated as a result of the completion of the Company's IPO. As a result, there were no management fees and expenses recorded during the years ended September 30, 2015 or 2016. In connection with the IPO, the Company paid a one-time transaction advisory fee of $8.0 million which was expensed and paid in fiscal 2014. During the year ended September 30, 2014, the Company recorded $9.5 million, including the one-time transaction advisory fee of $8.0 million, and $1.4 million of management fees and expenses, respectively. There was no accrued liability related to the management agreement at September 30, 2016 and 2015, respectively.
Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, California and Wisconsin. These leases have various expiration dates extending out as far as December 2020. Related party lease expense was $0.7 million, $0.8 million and $1.1 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

15. Fair Value Measurements
The following table set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest Rate Swap Agreements	$(5,979)	$—	$(5,979)	$—
Contingent consideration	$(5,915)	$—	$—	$(5,915)
The following table set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest Rate Swap Agreements	$(2,861)	$—	$(2,861)	$—
Contingent consideration	(9,075)	—	—	(9,075)
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
Contingent Consideration. In connection with the acquisition of Adult Day Health in September 2014 and Cassell in January 2015, the Company recorded contingent consideration pertaining to the amounts potentially payable to the former owners upon the businesses achieving certain performance targets. The fair values of the Company's contingent consideration obligations are based on a probability-weighted approach derived from the overall likelihood of achieving certain performance targets. The resultant probability-weighted earn-out payments are discounted using a discount rate based upon the weighted-average cost of capital. The fair value measurement is based on significant inputs not observable in the market, which represent Level 3 inputs within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized in General and administrative expense within the consolidated statements of operations.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for fiscal years 2016 and 2015.

(in thousands)	Level 3 Inputs Liabilities
Balance at September 30, 2014	$2,400
Acquisition date fair value of contingent consideration obligations recorded	6,100
Present value accretion	575
Balance at September 30, 2015	9,075
Present value accretion	(211)
Fair value adjustments	616
Payments	(3,565)
Balance at September 30, 2016	$5,915

As of September 30, 2016 and 2015, the Company had $5.9 million and $9.1 million of contingent consideration, of which approximately $5.9 million and $3.9 million were reflected in Other accrued liabilities, respectively. The $0.4 million and $0.6 million fair value adjustment and reversal of present value accretion during the year ended September 30, 2016 and 2015, respectively, relates to the Adult Day Health and Cassell acquisitions and reflects the revised estimate from the date of acquisition of expected operating performance during the two year earn out period which ends September 30, 2016 and January 31, 2017, respectively.
During the year ended September 30, 2016, the Company made payments of $1.3 million and $2.3 million for contingent consideration related to the Adult Day Health and Cassell acquisitions, respectively.
Items Measured at Fair Value on a Nonrecurring Basis. The Company’s intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the year ended September 30, 2015, certain intangible assets associated with the at-risk youth business with a carrying value of $10.4 million were written off because the Company determined the assets had no net realizable value. See Note 7 for further information about the decision to discontinue at-risk youth services in Florida, Louisiana, Indiana, North Carolina and Texas. The asset impairment charge of $10.4 million was recorded in amortization in the accompanying consolidated statement of operations. These impairment charges were determined by comparing the fair value based on projected future discounted cash flows to be provided from the intangible assets to the assets' carrying value. There were no other items measured at fair value on a nonrecurring basis during the years ended September 30, 2016, 2015 or 2014.
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
At September 30, 2016 and September 30, 2015, the carrying values of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses, self-insurance assets and liabilities and variable rate debt approximate their fair value.
16. Leases
Operating leases
The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2030. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense from continuing operations for fiscal 2016, 2015 and 2014 was $70.0 million, $65.1 million and $57.7 million, respectively.
On September 23, 2015, the Company entered into an amendment to its lease agreement for its corporate office. The lease agreement, as amended, expires on July 31, 2024 and the Company has the option to extend the lease term for a period of 5 years. As of September 30, 2016, the Company had total expected minimum lease commitments of approximately $15.7 million over the lease term. Total rent expense related to this lease was $1.9 million, $1.7 million and $1.5 million for fiscal years 2016, 2015 and 2014, respectively.
Future minimum lease payments for non-cancellable operating leases for the fiscal years ending September 30 are as follows (in thousands):

2017	$64,477
2018	54,061
2019	43,997
2020	32,594
2021	23,862
Thereafter	65,084
$284,075

Capital leases
The Company leases certain facilities and office equipment under various non-cancellable capital leases that expire at various dates through fiscal 2025. Assets acquired under capital leases with an original cost of $7.8 million and $7.8 million and related accumulated amortization of $3.4 million and $2.8 million are included in property and equipment, net as of September 30, 2016 and 2015, respectively. Amortization expense for fiscal years 2016, 2015 and 2014 was $0.6 million, $0.6 million and $0.6 million, respectively.
The following is a schedule of the future minimum lease payments under the capital leases for the fiscal years ending September 30 (in thousands):

2017	$1,124
2018	1,124
2019	1,124
2020	1,124
2021	1,124
Thereafter	2,633
Total minimum lease payments	8,253
Less: Interest payments	(2,692)
$5,561
Interest expense on capital leases during fiscal years 2016, 2015 and 2014 was $0.6 million, $0.7 million, and $0.7 million, respectively.
17. Accruals for Self-Insurance
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
For professional and general liability, from October 1, 2013 to September 30, 2015, the Company was self-insured for $4.0 million per claim and $28.0 million in the aggregate. Commencing October 1, 2015, the Company is self-insured for $3.0 million per claim and $28.0 million in the aggregate.
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
19. Income Taxes
The provision (benefit) for income taxes consists of the following as of September 30 (in thousands):

	2016	2015	2014
Current:
Federal	$5,382	$—	$—
State	3,549	2,333	1,385
Total current taxes payable	8,931	2,333	1,385
Deferred:
Federal	4,701	1,735	(10,338)
State	(342)	(1,379)	(2,510)
Net deferred tax provision (benefit)	4,359	356	(12,848)
Income tax provision (benefit)	$13,290	$2,689	$(11,463)
The Company paid income taxes, net of any refunds, during fiscal 2016, 2015 and 2014 of $12.6 million, $1.9 million, and $0.6 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following as of September 30 (in thousands):

	2016	2015
Gross deferred tax assets:
Deferred compensation	$1,371	$1,875
Interest rate swap agreements	2,418	1,157
Accrued workers’ compensation	11,196	12,335
Net operating loss carryforwards	7,330	15,145
Allowance for bad debts	4,797	3,828
Tax credits	—	4,933
Depreciation	—	3,067
Other	6,706	5,321
	33,818	47,661
Valuation allowance	(7,322)	(9,229)
Deferred tax assets	26,496	38,432
Deferred tax liabilities:
Depreciation	(994)	—
Amortization of goodwill and intangible assets	(67,175)	(74,477)
Other accrued liabilities	—	(2,530)
Net deferred tax liabilities	$(41,673)	$(38,575)

The Company is required to record a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that valuation allowances at September 30, 2016 and 2015 of $7.3 million and $9.2 million, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowances primarily related to certain state net operating loss carryforwards.
For federal purposes, the Company had no net operating loss carryforwards as of September 30, 2016. For state purposes, the Company had $151.7 million of net operating loss carryforwards for fiscal 2016, which expire from 2017 through 2036.
The following is reconciliation between the statutory and effective income tax rates at September 30 (in thousands):

	2016	2015	2014
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	9.3%	3.6%	2.0%
Nondeductible compensation(1)	18.8%	0.8%	(0.8)%
Other nondeductible expenses	1.5%	9.1%	(1.1)%
Credits	(6.6)%	(3.0)%	0.0%
Other	0.4%	(5.7)%	(0.3)%
Effective tax rate	58.4%	39.8%	34.8%
(1) Increase is due to a stock compensation charge of $10.5 million recorded in the first quarter of fiscal 2016 related to certain awards under our former equity compensation plan that vested in October 2015. Refer to Note 22 - Stock-Based Compensation for further information.
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
No unrecognized tax benefit was recognized for the years ended September 30, 2016, 2015 and 2014. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. No interest and penalties were accrued as of September 30, 2016, 2015 and 2014.
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
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the Year Ended September 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2016
Net revenue (1)	$1,118,494	$289,093	$—	$1,407,587
EBITDA	157,122	54,855	(82,358)	129,619
Total assets	627,075	250,695	214,278	1,092,048
Depreciation and amortization	46,874	23,412	2,775	73,061
Purchases of property and equipment	26,992	11,362	5,002	43,356
2015
Net revenue (1)	$1,103,026	$263,920	$—	$1,366,946
EBITDA	165,741	49,099	(87,964)	126,876
Total assets	611,546	254,529	197,109	1,063,184
Depreciation and amortization	56,617	23,033	2,522	82,172
Purchases of property and equipment	22,972	16,551	3,270	42,793
2014
Net revenue (1)	$1,025,672	$230,166	$—	$1,255,838
EBITDA	143,492	36,738	(76,472)	103,758
Total assets	634,989	222,475	350,490	1,207,954
Depreciation and amortization	45,576	19,177	2,735	67,488
Purchases of property and equipment	15,907	16,250	3,138	35,295
(1) In fiscal 2015 and fiscal 2016, we discontinued ARY services in the states of Illinois, Florida, Indiana, Louisiana, North Carolina and Texas. Included in the results for fiscal 2016, 2015, and 2014 is net revenue of $7.1 million, $53.9 million, and $67.9 million, respectively, related to these businesses.

A reconciliation of EBITDA to income from continuing operations on a consolidated basis is as follows:

	Year Ended September 30
	2016	2015	2014
EBITDA	$129,619	$126,876	$103,758
Less:
Depreciation and amortization	73,061	82,172	67,488
Interest expense, net	33,811	37,943	69,166
Income (loss) from continuing operations before income taxes	$22,747	$6,761	$(32,896)

Interest expense, net includes interest income and acquisition related contingent consideration liabilities which is included in Other income (expense) in the Statement of Operations.
Of the 35 states the Company operates in, Minnesota is our largest state and generates revenue from our contracts with state and local governmental payors which accounted for approximately 15% of the Company’s revenue for the fiscal year ended September 30, 2016 and 2015 and 14% of revenue for the fiscal year ended September 30, 2014.

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
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended September 30,
	2016	2015	2014
Numerator
Net income (loss)	$9,187	$3,072	$(22,815)
Denominator
Weighted average shares outstanding, basic	37,112,794	36,959,997	25,538,493
Weighted average common equivalent shares	150,121	128,635	—
Weighted average shares outstanding, diluted	37,262,915	37,088,632	25,538,493
Net income (loss) per share, basic and diluted	$0.25	$0.08	$(0.89)
Equity instruments excluded from diluted net income (loss) per share calculation as the effect would have been anti-dilutive:
Stock options	534,312	1,758	559,327
Restricted stock units	83,793	5,664	550,481
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
On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed shares of our common stock it held to its existing unit holders based on the respective membership interests, and the Unit Plan concluded.
2014 Plan
Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). As of September 30, 2016, the 2014 Plan authorized the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock units (“RSUs”) and performance based restricted stock units ("PRSUs") to purchase up to 5,546,797 shares authorized in the 2014 Plan. The number of shares authorized under the 2014 Plan automatically increases on the first day each fiscal year the 2014 Plan is in effect by 3.0% of the total number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year or a lesser amount determined by the Compensation Committee. Under the terms of the 2014 Plan, stock options may not be granted at less than the fair market value on the date of grant. Employee NSOs issued under the 2014 Plan vest annually over three years and expire after 10 years and employee RSUs vest annually over 3 years, in each case the awards are subject to a requisite service period equal to the vesting term. Director RSUs are subject to cliff vesting on the first anniversary of the grant date. Employee PRSUs are vested at the end of a 3 year performance period and are subject to adjustment based on predetermined performance targets in the third year of the performance period and may be further adjusted based on the performance of the Company's stock. NSOs, RSUs and PRSUs granted under the 2014 Plan immediately vest upon certain events, as described in the 2014 Plan. As of September 30, 2016, approximately 4.0 million shares were available for future grant of awards under the 2014 Plan.
Units of NMH Investment LLC Interests
Prior to the initial public offering of the Company, all outstanding Class B Common Units, Class C Common Units, Class D Common Units and Class E Common Units were fully vested. On September 22, 2014, the Company completed the initial public offering which triggered the vesting condition for the Class G Common Units and resulted in the Company recognizing $0.6 million of stock-based compensation expense for these units in fiscal 2014. On October 1, 2015, in connection with a secondary offering, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NMH Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting condition for the Class H Common Units and the acceleration of unvested Class F Common Units. The unrecognized compensation expense of $10.5 million for these awards was recorded during the first quarter of fiscal 2016 and was not deductible for tax purposes.
Stock Options
For the years ended September 30, 2016, 2015 and 2014, Civitas issued 230,739, 12,168 and 559,327 NSOs, respectively, which vest over three years (one-third each year). The fair value of each option granted was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.32% - 1.92%	1.69% - 1.74%	1.88%
Expected term	6 years	6 years	6 years
Expected volatility	34.65% - 36.20%	38.80% - 40.40%	45.00%
Expected dividend yield	—%	—%	—%
Weighted-average per share grant date fair value	$9.19	$6.54	$7.67
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
The fair value of the stock options on the date of grant, less an estimated forfeiture rate, is recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods (vesting term) of the awards. The Company will record additional expense if the actual forfeitures are lower than the estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest.

The table below summarizes our stock option activity during fiscal year 2016:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	567,900	$16.98
Granted	230,739	24.75
Forfeited	58,469	17.94
Exercised	28,480	17.02
Expired	1,858	17.00
Outstanding at September 30, 2016	709,832	$19.42	8.4	$635
Vested or expected to vest as of September 30, 2016	689,724	$19.36	8.4	$624
Exercisable at September 30, 2016	318,906	$16.99	8.0	$407
The total intrinsic values of options exercised for the years ended September, 30, 2016 and 2015 was $35 thousand and $83 thousand, respectively. There were no options exercised for the year ended September, 30, 2014. As of September 30, 2016, there was $2.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Unit Awards (RSUs)
For the years ended September 30, 2016, 2015 and 2014, Civitas granted 283,865, 39,393 and 550,481 RSUs, respectively, to employees and members of the Board of Directors. The fair value of all RSUs is based on the closing market value of our stock on the date of grant. The weighted average per share grant date fair value of the RSUs granted during the years ended September 30, 2016, 2015 and 2014 was $23.99, $18.00, and $17.00, respectively. These awards will vest over three years (one-third each year) for employee grants and one year (100% on the first anniversary of the grant date) for grants to members of the Board of Directors.

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
A summary of our issued restricted stock unit awards is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2015	385,935	17.10
Granted	283,865	23.99
Forfeited	63,996	19.06
Vested	163,276	17.11
Non-vested units at September 30, 2016	442,528	$21.24
The total fair values of RSUs that vested during the years ended September 30, 2016 and 2015 was $3.1 million and $5.3 million, respectively. No RSUs vested during the year ended September 30, 2014. As of September 30, 2016, there was $7.2 million of unrecognized compensation expense related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.7 years.
Performance Based Restricted Stock Units (PRSUs)
During the year ended September 30, 2016, the Company awarded 42,467 PRSUs under the 2014 Plan. The number of PRSUs earned is determined based on the Company's attainment of predefined performance targets set by the Compensation Committee. The number of PRSUs earned will be determined based on (1) the Company's actual performance against established performance targets in the third year of the three year performance period (the “Performance Condition”)

and (2) may be further adjusted based on the performance of the Company’s common stock in relation to the Russell 2000 Healthcare Index (the “Market Condition”). The number of PRSUs earned based on the Performance Condition may range from 0% to 200% of the initial award and thereafter may be increased or decreased by 25% based on the Market Condition. All of the PRSUs will be settled in shares of the Company’s common stock, which will be issued following the end of the three-year performance period, subject to the actual achievement of the predefined performance targets. The Company utilized a Monte Carlo simulation methodology to determine the per share fair value of the PRSU's on the grant date. To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned.
A summary of PRSU activity for the year ended September 30, 2016 is as follows:

	Initial Number of Performance Based Restricted Stock Units	Adjustment (1)	Total Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2015	—	—	—	$—
Granted	42,467	—	42,467	19.84
Forfeited	—	—	—	—
Vested	—	—	—	—
Non-vested units at September 30, 2016	42,467	—	42,467	$19.84
(1) Represents an increase or decrease in the number of PRSUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period or (b) a change in estimated awards based on the forecasted performance against the predefined targets.
The Company recorded $17.1 million, $5.2 million and $0.9 million of stock-based compensation expense for all awards during fiscal years 2016, 2015 and 2014, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations.
23. Valuation and Qualifying Accounts
The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2016, 2015 and 2014 (in thousands):

	Balance at Beginning of Period	Provision	Write-Offs	Balance at end of Period
Fiscal year ended September 30, 2016	$11,207	$14,784	$(14,128)	$11,863
Fiscal year ended September 30, 2015	$11,491	$17,055	$(17,339)	$11,207
Fiscal year ended September 30, 2014	$12,494	$20,392	$(21,395)	$11,491
The Company also had $3.8 million and $6.7 million of accounts receivable collateralized by liens, net of allowances for those liens of $1.0 million and $1.6 million, recorded as part of other assets within the accompanying consolidated balance sheets as of September 30, 2016 and September 30, 2015, respectively.
24. Quarterly Financial Data (unaudited)
The following table presents consolidated statement of operations data for each of the eight quarters in the period which began October 1, 2014 and ended September 30, 2016. This information is derived from the Company’s unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For The Quarters Ended (in thousands, except share and per share amounts)
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Net revenue	$362,194	$353,963	$345,683	$345,747	$351,182	$345,994	$335,180	$334,590
Income (loss) from continuing operations, net of tax	2,675	4,843	7,513	(5,574)	4,298	1,391	1,768	(3,385)
Income (loss) from discontinued operations, net of tax	(15)	(27)	(198)	(30)	(34)	(841)	(70)	(55)
Net income (loss)	$2,660	$4,816	$7,315	$(5,604)	$4,264	$550	$1,698	$(3,440)

Loss per common share, basic
Income (loss) from continuing operations	$0.07	$0.13	$0.20	$(0.15)	$0.12	$0.04	$0.05	$(0.09)
Income (loss) from discontinued operations	—	—	—	—	—	(0.03)	—	—
Net income (loss)	$0.07	$0.13	$0.20	$(0.15)	$0.12	$0.01	$0.05	$(0.09)
Loss per common share, diluted
Income (loss) from continuing operations	$0.07	$0.13	$0.20	$(0.15)	$0.11	$0.04	$0.05	$(0.09)
Income (loss) from discontinued operations	—	—	—	—	—	(0.03)	—	—
Net income (loss)	$0.07	$0.13	$0.20	$(0.15)	$0.11	$0.01	$0.05	$(0.09)
Weighted average number of common shares outstanding, basic	37,145	37,108	37,102	37,095	36,990	36,950	36,950	36,950
Weighted average number of common shares outstanding, diluted	37,308	37,252	37,207	37,095	37,212	37,123	37,066	36,950

25. Subsequent Events
As a result of recent changes in our organizational structure which took effect in the first quarter of fiscal 2017, we have changed our reportable operating segments. Beginning with the first quarter of fiscal 2017, our Human Services segment will be divided into two reportable operating segments: the Intellectual and Developmentally Disabilities (“I/DD”) segment and the At Risk Youth (“ARY”) segment. The Adult Day Health (“ADH”) operating segment, which was previously aggregated in the Human Services segment, will be included in the Corporate/Other segment. There will be no change to the SRS Segment. This change aligns with the way we have begun to operate our business commencing in the first quarter of fiscal 2017.

Financial Statement Schedules
Schedule I—Condensed Parent Company Financial Information

Civitas Solutions, Inc. Parent-Only Condensed Balance Sheets

(in thousands)	September 30,
	2016	2015
Assets
Cash	$—	$—
Other assets	4,215	5,236
Deferred income taxes	—	9,793
Investment in subsidiaries	142,568	106,263
Total assets	$146,783	$121,292
Liabilities & Stockholders' Equity
Other liabilities	1,193	17
Total liabilities	$1,193	$17
Stockholder's equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,214,758 and 37,093,237 shares issued and outstanding at September 30, 2016 and 2015, respectively	372	371
Additional paid-in-capital	294,295	277,311
Accumulated other comprehensive loss	(3,561)	(1,704)
Accumulated deficit	(145,516)	(154,703)
Total stockholders' equity	145,590	121,275
Total liabilities and stockholders' equity	$146,783	$121,292

 Civitas Solutions, Inc. Parent-Only Condensed Statements of Operations and Comprehensive Income (Loss)

(in thousands)	For the Year Ended September 30,
	2016	2015	2014
General and administrative expenses	$—	$—	$(738)
Equity in net income (loss) of subsidiary	9,187	2,608	(22,402)
Income (loss) from operations	9,187	2,608	(23,140)
Income (loss) before income taxes	9,187	2,608	(23,140)
Expense (benefit) for income taxes	—	(464)	(325)
Net income (loss)	9,187	3,072	(22,815)
Other comprehensive income (loss)	(1,857)	(1,704)	1,880
Comprehensive income (loss)	$7,330	$1,368	$(20,935)

Civitas Solutions, Inc. Parent-Only Condensed Statements of Cash Flows

(in thousands)	For the Year Ended September 30,
	2016	2015	2014
Cash flows used in operating activities:
Net income (loss)	$9,187	$3,072	$(22,815)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net (income) loss of subsidiary	(9,187)	(2,608)	22,402
Deferred income taxes	11,004	3,413	130
Other assets	1,021	(1,754)	(2,711)
Other accrued liabilities	—	(2,248)	2,994
Net cash used in operating activities	12,025	(125)	—
Cash flows provided by (used in) investing activities:
Investment in NMHI	(12,025)	—	(182,203)
Dividend from NMHI	—	—	110
Net cash provided by (used in) investing activities	(12,025)	—	(182,093)
Cash flows provided by (used in) financing activities:
Net proceeds from IPO	—	—	182,203
Dividend to NMH Investment, LLC	—	—	(110)
Net cash provided by (used in) financing activities	—	—	182,093
Decrease in cash and cash equivalents	—	(125)	—
Cash and cash equivalents, beginning of period	—	125	125
Cash and cash equivalents, end of period	$—	$—	$125

Notes to Condensed Civitas Solutions, Inc. Parent-Only Financial Statements

Note 1 - Summary of Significant Accounting Policies and Nature of Operations

Civitas Solutions, Inc., formerly known as NMH Holdings, Inc. (“Civitas”), was incorporated in Delaware on June 15, 2007. Civitas has no other operations beyond its ownership of National Mentor Holdings, Inc. (“NMHI”).

The condensed Civitas financial information includes the activity of Civitas and its investment in NMHI using the equity method. The consolidated activity of Civitas and its subsidiaries are not included and are meant to be read in conjunction with the Civitas consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
.

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

Note 3 - Dividend from Subsidiaries

Civitas received dividends of $110 thousand for the fiscal year ended 2014. This cash was used to fund the repurchases of equity units from employees upon or after their departures. Civitas received no dividends for the fiscal years ended 2015 or 2016.

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