Form 10-Q
period 2016-12-31
Civitas Solutions, Inc.
filed 2017-02-09
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2017, there were 37,266,213 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$53,725	$50,683
Restricted cash	1,101	1,046
Accounts receivable, net of allowances of $12,485 and $11,863 at December 31, 2016 and September 30, 2016	150,121	155,767
Deferred tax assets, net	15,417	18,013
Prepaid expenses and other current assets	17,685	20,841
Total current assets	238,049	246,350
Property and equipment, net	175,951	175,008
Intangible assets, net	293,237	302,229
Goodwill	273,660	273,660
Restricted cash	50,000	50,000
Other assets	37,024	38,911
Total assets	$1,067,921	$1,086,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,658	$32,131
Accrued payroll and related costs	66,838	78,082
Other accrued liabilities	48,557	51,680
Obligations under capital lease, current	563	549
Current portion of long-term debt	6,554	6,554
Total current liabilities	150,170	168,996
Other long-term liabilities	79,476	81,466
Deferred tax liabilities, net	54,686	59,686
Obligations under capital lease, less current portion	4,866	5,012
Long-term debt, less current portion	624,227	625,408
Commitments and Contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,266,213 and 37,214,758 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	373	372
Additional paid-in capital	295,700	294,295
Accumulated loss on derivatives, net of taxes of $163 and $2,418 at December 31, 2016 and September 30, 2016, respectively	(240)	(3,561)
Accumulated deficit	(141,337)	(145,516)
Total stockholders’ equity	154,496	145,590
Total liabilities and stockholders’ equity	$1,067,921	$1,086,158
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net revenue	$359,394	$345,747
Cost of revenue	283,976	271,012
Operating expenses:
General and administrative	41,792	49,542
Depreciation and amortization	18,155	17,987
Total operating expenses	59,947	67,529
Income from operations	15,471	7,206
Other income (expense):
Other income (expense), net	56	(815)
Interest expense	(8,485)	(8,573)
Income (loss) from continuing operations before income taxes	7,042	(2,182)
Provision for income taxes	2,863	3,392
Income (loss) from continuing operations	4,179	(5,574)
Loss from discontinued operations, net of tax	—	(30)
Net income (loss)	$4,179	$(5,604)
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$0.11	$(0.15)
Net income (loss)	$0.11	$(0.15)
Weighted average number of common shares outstanding, basic	37,231,067	37,095,279
Weighted average number of common shares outstanding, diluted	37,328,638	37,095,279
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net income (loss)	$4,179	$(5,604)
Other comprehensive income, net of tax:
Gain on derivative instrument classified as cash flow hedge, net of tax for the three months ended December 31, 2016 and 2015 of $2,255 and $909, respectively	3,321	1,339
Comprehensive income (loss)	$7,500	$(4,265)
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Income (Loss) on Derivatives	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2016	37,214,758	$372	$294,295	$(3,561)	$(145,516)	$145,590
Issuance of common stock under employee incentive plans, net of shares surrendered	51,455	1	(413)	—	—	(412)
Stock-based compensation	—	—	2,079	—	—	2,079
Tax shortfall from stock-based compensation awards	—	—	(261)	—	—	(261)
Other comprehensive income, net of tax	—	—	—	3,321	—	3,321
Net income	—	—	—	—	4,179	4,179
Balance at December 31, 2016	37,266,213	$373	$295,700	$(240)	$(141,337)	$154,496

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Operating activities:
Net income (loss)	$4,179	$(5,604)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for accounts receivable allowances	4,248	4,637
Depreciation and amortization	18,155	18,004
Amortization original issue discount and financing costs	457	461
Stock-based compensation	2,079	11,719
Deferred income taxes	(4,920)	(416)
Loss on disposal of assets	102	71
Change in fair value of contingent consideration	375	(3,156)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,398	276
Other assets	5,045	(8,987)
Accounts payable	(4,165)	(5,069)
Accrued payroll and related costs	(11,244)	(13,753)
Other accrued liabilities	2,078	8,732
Other long-term liabilities	(1,990)	(298)
Net cash provided by operating activities	15,797	6,617
Investing activities:
Acquisition of businesses, net of cash acquired	—	(4,156)
Purchases of property and equipment	(11,327)	(9,122)
Change in restricted cash	(55)	(55)
Proceeds from sale of assets	811	260
Net cash used in investing activities	(10,571)	(13,073)
Financing activities:
Repayments of long-term debt	(1,639)	(1,639)
Repayments of capital lease obligations	(132)	(120)
Issuance of common stock under employee equity incentive plans	—	31
Tax windfall from stock-based compensation	—	750
Taxes paid related to net share settlements of equity awards	(413)	(62)
Net cash used in financing activities	(2,184)	(1,040)
Net increase (decrease) in cash and cash equivalents	3,042	(7,496)
Cash and cash equivalents at beginning of period	50,683	41,690
Cash and cash equivalents at end of period	$53,725	$34,194
Supplemental disclosure of cash flow information
Cash paid for interest	$7,792	$7,948
Cash paid for income taxes	$1,672	$5,779
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$493	$443
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2016
(Unaudited)

1. Business Overview
Civitas Solutions, Inc. ("Civitas"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading provider of home- and community-based health and human services to must-serve individuals with a range of intellectual, developmental, behavioral and/or medically complex disabilities and challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”) and elders in need of day health services to support their independence, or adult day health (“ADH”). Since the Company’s founding in 1980, the Company’s operations have grown to 35 states. The Company provides residential services to approximately 11,600 clients and more than 16,500 clients receive periodic services from the Company in non-residential settings.
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

Civitas is the parent of a consolidated group of subsidiaries that market their services under The MENTOR Network tradename. Prior to October 1, 2015, Civitas was a wholly owned subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. The equity interests of NMH Investment were owned by Vestar and certain executive officers, directors and other members of management. On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed all of the 25,250,000 shares of common stock of Civitas it held to its existing members in accordance with their respective membership interests. NMH Holdings, LLC ("NMHH") is a wholly-owned subsidiary of Civitas and National Mentor Holdings, Inc. (“NMHI”) is a wholly-owned subsidiary of NMHH. The financial results of Civitas are primarily composed of the financial results of NMHI and its subsidiaries on a consolidated basis.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended December 31, 2016 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Effective October 1, 2016, the Company completed changes to its organizational structure that resulted in a change in how the Company manages its business, allocates resources and measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. Refer to Note 9, “Segment Information” for additional information on the changes in reportable segments.  All prior period amounts have been adjusted to reflect the reportable segment change.

On October 1, 2016, the Company adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result of the adoption, the Company revised its balance sheet presentation to reflect $5.5 million and $5.9 million of deferred financing costs as of December 31, 2016 and September 30, 2016, respectively, as a direct deduction to the carrying amount of its long term debt. Prior to the adoption these costs were included within Other Assets.
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
Subsequent to issuing ASU No. 2014-09, the FASB issued the following amendments concerning the adoption and clarification of ASU No. 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard for the Company from October 1, 2017 to October 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations. The new guidance requires either a retrospective or a modified retrospective approach to adoption. In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the identification of the performance obligations and licensing implementation guidance, while retaining the related principals of those areas. In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20 Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements, which provides corrections or improvements to certain aspects of the guidance issued in Update 2014-09. The Company is evaluating the method of adoption and the potential impact that these ASUs will have on our financial position, results of operations, cash flows, and liquidity.
Income Taxes— In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The standard can be applied prospectively or retrospectively and will be effective for the Company on October 1, 2017. As of December 31, 2016 and September 30, 2016, the Company had current deferred tax assets, net of current deferred tax liabilities, of $15.4 million and $18.0 million, respectively.
Leases— In February 2016, the FASB issued ASU No. 2016-02—Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The standard is to be applied using a modified retrospective approach and will be effective for the Company on October 1, 2019. The adoption of this standard is expected to have a material impact on the Company's financial position. The Company is currently evaluating the potential impact that this standard may have on its results of operations.
Stock Compensation— In March 2016, the FASB issued ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard will be effective for the Company on October 1, 2017. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

Statement of Cash Flows— In August 2016, the FASB issued ASU No. 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The new standard will be effective for the Company on October 1, 2018. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

Statement of Cash Flows— In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for the Company on October 1, 2018. As of December 31, 2016 and September 30, 2016, the Company had total restricted cash amounts of $51.1 million and $51.0 million, respectively.

Business Combinations— In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business. The update provides guidance to determine when an integrated set of assets and activities is not a business. When substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, then the acquisition, or disposition, is not a business. This update reduces the number of transactions that need to be further evaluated. The new standard will be effective for the Company on October 1, 2018. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

Intangibles—Goodwill and Other— In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill. The new standard is effective for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill tests performed on testing dates after January 1, 2017. The Company plans to adopt this standard early on July 1, 2017. The potential impact, if any, would be determined in the future in the event of a goodwill impairment.
4. Long-Term Debt
As of December 31, 2016 and September 30, 2016, the Company’s long-term debt consisted of the following:

(in thousands)	December 31, 2016	September 30, 2016
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$637,392	$639,030
Original issue discount on term loan, net of accumulated amortization	(1,108)	(1,178)
Deferred financing costs	(5,503)	(5,890)
	630,781	631,962
Less current portion	6,554	6,554
Long-term debt	$624,227	$625,408
Senior Secured Credit Facilities
NMHI's senior credit agreement (the “senior credit agreement”), as amended, governs a $655.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility has a 7 year maturity and the senior revolver has a 5 year maturity from the effective date, or January 31, 2014. All of the obligations under the senior secured credit facilities are guaranteed by NMHH and the subsidiary guarantors named therein. The senior credit agreement provides that NMHI may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of December 31, 2016, NMHI had no loans under the senior revolver and $47.4 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of letters of credit issued under the senior revolver.
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
The senior credit agreement requires NMHI to make mandatory prepayments, subject to certain exceptions, on a percentage of NMHI's annual Excess Cash Flow, as defined in the senior credit agreement. NMHI determines whether or not a mandatory prepayment is required at the end of each fiscal year. NMHI was not required to make a prepayment for the fiscal year ended September 30, 2016.
Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of December 31, 2016 or September 30, 2016 as NMHI’s outstanding borrowings on the senior revolver did not exceed the threshold.
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

The fair value of the swap agreements, representing the price that would be received to transfer the liability in an orderly transaction between market participants, was $0.4 million and $6.0 million as of December 31, 2016 and September 30, 2016, respectively. The fair value was recorded in Other accrued liabilities and was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the three months ended December 31, 2016, nor was any amount excluded from ineffectiveness testing for the period.

5. Stock-Based Compensation

2014 Plan

Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). As of December 31, 2016, the 2014 Plan authorized the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock units (“RSUs”) and performance based restricted stock units ("PRSUs") to purchase up to 6,663,240 shares authorized in the 2014 Plan.

Stock Options

Stock option activity for the three months ended December 31, 2016 is presented below:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	709,832	$19.42
Granted	306,379	16.87
Forfeited	12,833	20.85
Exercised	13,450	17.00
Outstanding at December 31, 2016	989,928	$18.65	8.7	$2,332
Vested or expected to vest as of December 31, 2016	947,849	$18.65	8.7	$2,233
Exercisable at December 31, 2016	372,698	$18.43	7.9	$906

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the 2014 Plan during the three months ended December 31, 2016 were valued using the following assumptions:

2016
Risk-free interest rate	2.01% - 2.08%
Expected term	6 years
Expected volatility	36.20% - 36.21%
Expected dividend yield	—%

The Company recognizes the fair value of the stock option awards as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period.

Restricted Stock Unit Awards (RSUs)

Restricted stock unit activity for the three months ended December 31, 2016 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2016	442,528	$21.24
Granted	313,972	16.84
Forfeited	8,722	21.74
Vested	74,053	24.65
Non-vested units at December 31, 2016	673,725	$18.81

The fair value of each restricted stock unit was determined based on the Company's closing stock price on the date of grant. The Company recognizes the fair value of the RSUs as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period.

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

A summary of PRSU activity for the three months ended December 31, 2016 is as follows:

	Initial Number of Performance Based Restricted Stock Units	Adjustment (1)	Total Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2016	42,467	—	42,467	$19.84
Granted	—	—	—	—
Forfeited	1,494	—	1,494	19.84
Vested	—	—	—	—
Non-vested units at December 31, 2016	40,973	—	40,973	$19.84
(1) Represents an increase or decrease in the number of PRSUs awarded based on either (a) the final performance criteria achievement at the end of the defined performance period or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

The Company recorded stock-based compensation expense for stock options, RSUs and PRSUs under the 2014 Plan of $2.1 million during the three months ended December 31, 2016, and $1.2 million during the three months ended December 31, 2015. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations.

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
6. Goodwill and Intangible Assets
Goodwill

As a result of recent changes in the Company's organizational structure, which took effect on October 1, 2016, the Company now has three reportable business segments: the Intellectual and Developmental Disabilities (“I/DD”) segment , the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment and the At-Risk Youth (“ARY”) segment. The Adult Day Health (“ADH”) operating segment, which was previously aggregated in the Human Services segment, is included in Corporate and Other. For more information refer to Note 9, "Segment Information."
The changes in goodwill for the three months ended December 31, 2016 are as follows (in thousands):

	I/DD	SRS	ARY	Corporate and Other	Total
Balance as of September 30, 2016	$104,155	$81,909	$73,464	$14,132	$273,660
Impact of segment change	35,212	—	(35,212)	—	—
Balance as of December 31, 2016	$139,367	$81,909	$38,252	$14,132	$273,660

As a result of the changes in the organizational structure (Refer to Note 9, "Segment Information"), the Company's reporting units composed of the Company's I/DD and ARY operations changed. On October 1, 2016, the Company allocated goodwill between the new reporting units based on the relative fair values. The Company estimated the fair value of the new reporting units using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of a reporting unit by estimating the after–tax cash flows attributable to a reporting unit and then discounting them to a present value using a risk-adjusted discount rate. In our discounted cash flow analysis, we forecasted cash flows for the new reporting units for each of the next ten years and applied a long term growth rate to the final year of the forecasted cash flows to estimate terminal value. The cash flows were then discounted to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections used in the discounted cash flow analysis, are based on estimates of the weighted average costs of capital of market participants relative to each respective reporting unit.
This change was considered a triggering event that indicated a test for goodwill impairment was necessary as of October 1, 2016. The Company completed impairment tests of the new reporting units as of October 1, 2016 and it was determined that the carrying value of goodwill was not impaired as the fair value of the reporting units significantly exceeded the carrying value.
Intangible Assets
Intangible assets consist of the following as of December 31, 2016 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$499,652	$265,290	$234,362
Non-compete/non-solicit agreements	1 year	6,438	4,621	1,817
Relationship with contracted caregivers	—	7,521	7,521	—
Trade names	2 years	6,516	4,210	2,306
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	49,773	40,821	8,952
Intellectual property	—	452	452	—
		$616,152	$322,915	$293,237
Intangible assets consist of the following as of September 30, 2016 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$499,652	$257,104	$242,548
Non-compete/non-solicit	2 years	6,438	4,432	2,006
Relationship with contracted caregivers	—	7,521	7,505	16
Trade names	2 years	6,516	4,014	2,502
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	49,773	40,416	9,357
Intellectual property	—	452	452	—
		$616,152	$313,923	$302,229
Amortization expense was $9.0 million for the three months ended December 31, 2016 and $9.4 million for the three months ended December 31, 2015.

The estimated remaining amortization expense related to intangible assets with finite lives for the nine months remaining in fiscal 2017 and each of the four succeeding years and thereafter is as follows:

Year Ended September 30,	(in thousands)
2017	$26,721
2018	35,217
2019	35,286
2020	34,231
2021	30,624
Thereafter	85,358
Total	$247,437
7. Fair Value Measurements
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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$(403)	$—	$(403)	$—
Contingent consideration	$(6,290)	$—	$—	$(6,290)
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
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the three months ended December 31, 2016.

(in thousands)	Three Months Ended December 31, 2016
Balance at September 30, 2016	$5,915
Fair value adjustment	375
Balance at December 31, 2016	$6,290

As of December 31, 2016 and September 30, 2016, the Company had $6.3 million and $5.9 million of contingent consideration, which was reflected in Other accrued liabilities.

At December 31, 2016 and September 30, 2016, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
8. Income Taxes
The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period. For the three months ended December 31, 2016, the Company’s effective income tax rate was 40.7%, as compared to an effective tax rate of (155.5)% for the three months ended December 31, 2015. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. The higher effective tax rate for the three months ended December 31, 2015 is primarily due to $10.5 million of stock-based compensation expense related to certain awards under our former equity compensation plan that vested in October 2015. This expense is not deductible for tax purposes and was considered a discrete item. Therefore, the entire impact of the expense on income taxes was recorded during the first quarter of fiscal 2016 and is included in the three months ended December 31, 2015.
The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2013. The Company did not have a reserve for uncertain income tax positions at December 31, 2016 and September 30, 2016. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

9. Segment Information

The Company previously operated its business in two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services ("SRS"). Effective as of October 1, 2016, the Company re-aligned its businesses within our Human Services reporting segment to a service line organizational structure. As a result of such change our Human Services reporting segment has been divided into two reporting segments: the Intellectual and Developmental Disabilities ("I/DD") segment and the At-Risk Youth ("ARY") segment. This change aligns with the Company's service offerings and how it conducts and operates its businesses commencing in the first quarter of fiscal 2017. The Adult Day Health ("ADH") operating segment, which was previously aggregated in the Human Services segment, is now included in Corporate and Other. There has been no change to the SRS segment.
The change results in the Company having three reportable business segments: the I/DD segment, the SRS segment, and the ARY segment.
Through the I/DD segment, the Company provides home- and community-based human services to adults and children with intellectual and developmental disabilities. Through the SRS segment, the Company delivers services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS segment have been organized by management into two operating segments, NeuroRestorative and CareMeridian, based upon service type. The NeuroRestorative operating group provides behavioral therapies to brain injured clients in post-acute community settings and the CareMeridian operating group provides a higher level of medical support to traumatically injured clients. Through the ARY segment we provide home- and community-based human services to youth with emotional, behavioral and/or medically complex challenges.
 Each operating group is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker, which is the Company's Chief Operating Officer, for the purpose of evaluating these results and making decisions regarding resource allocations.

The Company evaluates performance based on EBITDA. EBITDA for each segment is defined as income (loss) from continuing operations for the segment before income taxes, before depreciation and amortization, intangible impairments, and interest income (expense).

Activities classified as “Corporate and Other” in the table below relate to the results of our ADH operating segment and unallocated home office expenses, management fees, and stock-compensation expense.
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended December 31,	I/DD	SRS	ARY	Corporate and Other	Consolidated
2016
Net revenue	$238,248	$74,300	$35,757	$11,089	$359,394
EBITDA	33,342	12,566	5,333	(17,563)	33,678
Total assets	476,383	250,344	86,868	254,326	1,067,921
Depreciation and amortization	9,146	5,747	1,421	1,841	18,155
Purchases of property and equipment	5,813	2,481	359	2,674	11,327
2015 (1)
Net revenue	$229,943	$68,037	$42,194	$5,573	$345,747
EBITDA	32,896	11,647	3,425	(23,814)	24,154
Depreciation and amortization	9,420	5,892	1,529	1,146	17,987
Purchases of property and equipment	4,601	2,908	330	1,283	9,122

(1) The previously reported segment information for the three months ended December 31, 2015 has been revised to reflect the new composition of the reportable segments.

A reconciliation of EBITDA to income from continuing operations on a consolidated basis is as follows (in thousands):

	For the three months ended December 31,
	2016	2015
EBITDA	$33,678	$24,154
Less:
Depreciation and amortization	18,155	17,987
Interest expense, net	8,481	8,349
Income from continuing operations before income taxes	$7,042	$(2,182)
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state operation, which is included in the I/DD segment, accounted for approximately 15% of the Company’s net revenue for the three months ended December 31, 2016 and 2015.

10. Disposition of Business

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. These operations were included in the ARY segment. On December 1, 2015, the Company completed the sale of its ARY operations in the state of North Carolina. As consideration, the buyer assumed our lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million. The closures of the ARY operations in Florida and Louisiana were complete as of December 31, 2015 and the closures of our ARY operations in Indiana and Texas were completed in January 2016. During the three months ended December 31, 2015, the Company recorded cash charges of approximately $2.1 million, consisting of severance costs of $0.5 million and lease termination costs of $1.6 million.

The Company assessed the disposal group under the guidance of ASU 2014-08, Discontinued Operations and Disclosures of Disposals of Components of an Entity and concluded that the closure of the disposal group does not represent a "strategic shift" and therefore has not been classified as discontinued operations for any of the periods presented. However, the Company has concluded that the disposal group was an individually significant disposal group. There were no operating results for the disposal group during the three months ended December 31, 2016. Pretax losses were $5.2 million for the three months ended December 31, 2015. Pretax losses for the three months ended December 31, 2015 included exit costs of $2.1 million disclosed above.

11. Net Income (Loss) Per Share
Basic net income (loss) per common share is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share, if applicable, is computed by dividing net income by the diluted weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common equivalent shares outstanding has been determined in accordance with the treasury-stock method. Common equivalent shares consist of common stock issuable on the exercise of outstanding options and vesting of restricted stock units and performance based restricted stock units when dilutive.
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended December 31,
(in thousands, except share and per share amounts)	2016	2015
Numerator
Net income (loss)	$4,179	$(5,604)
Denominator
Weighted average shares outstanding, basic	37,231,067	37,095,279
Weighted average common equivalent shares	97,571	—
Weighted average shares outstanding, diluted	37,328,638	37,095,279
Net income (loss) per share, basic and diluted	$0.11	$(0.15)
Equity instruments excluded from diluted net income (loss) per share calculation as the effect would have been anti-dilutive:
Stock options	771,316	645,973
Restricted stock units	4,237	502,711

12. Other Commitments and Contingencies

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

The Company is also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation; claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws. The Company currently has two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions.

13. Subsequent Events

On January 31, 2017, the Company acquired the assets of a company complimentary to its I/DD business for aggregate consideration of $2.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as our reports on Form 8-K and other publicly available information. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this report.
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with a range of intellectual, developmental, behavioral and/or medically complex disabilities and challenges. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 36-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities ("I/DD"), individuals with catastrophic injuries and illnesses, particularly acquired brain injury ("ABI"), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth ("ARY"), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of December 31, 2016, we operated in 35 states, serving approximately 11,600 clients in residential settings and more than 16,500 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as, an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.

We previously operated our business in two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services ("SRS"). As a result of recent changes in our organizational structure which took effect on October 1, 2016, we have changed our reportable segments. Beginning with the first quarter of fiscal 2017, our Human Services segment was divided into two reportable segments: the Intellectual and Developmental Disabilities (“I/DD”) segment and the At-Risk Youth (“ARY”) segment. This change aligns with the way we have begun to operate our business commencing in the first quarter of fiscal 2017. The Adult Day Health (“ADH”) operating segment, which was previously aggregated in the Human Services segment, is included in Corporate and Other. There has been no change to the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment.
As described above we now have three reportable segments: the I/DD segment, the SRS segment, and the ARY segment.
Our I/DD segment is the largest portion of our business. Through the I/DD segment, we provide home- and community-based human services to adults and children with intellectual and developmental disabilities. Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care.
Through the SRS segment, which is our second largest segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. Within our SRS segment, our NeuroRestorative operating segment is focused on providing behavioral therapies to brain injured clients in post-acute community settings and our CareMeridian operating segment is focused on providing more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include, neurorehabilitation, neurobehavioral rehabilitation, specialized nursing, physical, occupational and speech therapies, supported living, outpatient treatment and pre-vocational services.
Through the ARY segment we provide home- and community-based human services to youth with emotional, behavioral and/or medically complex challenges. Our ARY programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs.
Our newest operating segment, ADH, delivers elder services including case management, nursing oversight, medication management, nutrition, daily living assistance, therapeutic services and transportation. The results of our ADH operating segment are included within Corporate and Other.

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

Our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, although the population has stabilized in recent years.  The decline contributed to increased demand for periodic, non-residential services to support at-risk youth and their families. In connection with a strategic review of our ARY service line in fiscal 2015, we decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. We completed the sale of our ARY business in North Carolina in December 2015 and completed the closures of our ARY operations in Florida and Louisiana in December 2015 and Indiana and Texas in January 2016.
Political and economic trends can also affect our operations. Budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. In the past, certain states in which we operate, including Minnesota, California, Florida, Indiana and Arizona implemented rate reductions, rate freezes and service reductions, in response to state budgetary deficits. In 2017, we expect the overall rate environment to remain stable. Beginning in 2015, West Virginia implemented a redesign of its I/DD Waiver Program. This redesign has resulted in a reduction in our West Virginia revenue and income from operations of $2.9 million and $0.7 million, respectively, during the three months ended December 31, 2016 as compared the three months ended December 31, 2015. As a result of the redesign, five individual consumers under the I/DD Waiver Program commenced litigation against the Secretary of the State’s Health and Human Resources Department in response to the State’s reduction in their service authorization levels. On September 13, 2016, the District Court for the Southern District of West Virginia issued a preliminary injunction for the five named plaintiffs, endeavoring to restore their service authorization levels to the level that pre-dated the redesign.  On September 30, 2016, the Court certified the class of all the I/DD waiver participants in the State and a motion to expand the protections of the preliminary injunction is pending before the Court. The ultimate outcome of the litigation is unclear, but absent a change in policy we anticipate that our West Virginia operation will experience a reduction in revenue and income from operations, estimated to be in the range of $4.0 to $6.0 million and $2.0 to $4.0 million, respectively, in fiscal 2017 as a result of the annualization of the reductions implemented during fiscal 2016. In the event the preliminary injunction is expanded or a settlement is reached, it could result in an increase in authorization levels.
Historically, our business has benefited from the trend toward privatization and the efforts of groups that advocate for the populations we serve. These groups lobby governments to fund residential services that use our small group home or host home models, rather than large, institutional models. Furthermore, we believe that successful lobbying by advocacy groups has preserved I/DD and ARY services and, therefore, our revenue base for these services, from significant reductions as compared with certain other human services, although in the past certain states have imposed rate reductions, rate freezes, and service reductions in response to state budgetary pressures. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. However, the majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.

Expansion of Services
We have grown our business through expansion of existing markets and programs, entry into new geographical markets, as well as through acquisitions.
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with a number of organic growth opportunities, particularly within the I/DD segment, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises the new start operating income for such period. During the three months ended December 31, 2016 and 2015, new starts generated operating losses of $2.1 million and $1.9 million, respectively, and operating income of $1.6 million and $0.7 million, respectively.
Acquisitions
From the beginning of fiscal 2011 through December 31, 2016, we have completed 50 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically do so in the future. Acquisitions could have a material impact on our consolidated financial statements.
During the three months ended December 31, 2016, we did not complete any acquisitions. During the three months ended December 31, 2015, we acquired the assets of two companies complementary to our business for total cash consideration of $4.2 million.
Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. In connection with these divestitures we recorded impairment charges for intangible assets of $10.4 million in fiscal 2015, exit costs of $2.1 and a loss on sale of $1.3 million during the three months ended December 31, 2015. It was determined that this disposal group did not meet the criteria to be presented as discontinued operations, as a result, the operating results are included within continuing operating results in the Consolidated Statement of Operations.
Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three months ended December 31, 2016 and 2015, we derived 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended December 31,
	2016	2015
I/DD Services
Gross Revenues	$241,197	$232,068
Average Residential Census	8,158	8,021
Average Daily Rate	$244.54	$235.63
Non-Residential Billable Units	3,120,076	3,163,464
Average Non-Residential Billable Unit Rate	$18.48	$18.40
Gross Revenue Growth %	3.9%
Gross Revenue growth due to:
Volume Growth	0.9%
Average Rate Growth	3.0%
Specialty Rehabilitation Services
Gross Revenues	$75,930	$69,186
Average Residential Census	1,288	1,217
Average Daily Rate	$615.41	$597.60
Non-residential Billable Units	39,709	35,759
Average Non-Residential Billable Unit Rate	$76.07	$64.24
Gross Revenue Growth %	9.7%
Gross Revenue growth due to:
Volume Growth	6.0%
Average Rate Growth	3.7%
At-Risk Youth Services
Gross Revenues (1)	$35,965	$42,911
Average Residential Census	2,133	2,855
Average Daily Rate	$128.07	$117.52
Non-residential Billable Units	132,865	149,724
Average Non-Residential Billable Unit Rate	$81.50	$80.43
Gross Revenue Growth %	(16.2)%
Gross Revenue growth due to:
Volume Growth	(21.4)%
Average Rate Growth	5.2%
Adult Day Health
Gross Revenues	$11,348	$5,571
Non-residential Billable Units	664,954	362,730
Average Non-Residential Billable Unit Rate	$17.07	$15.36
Gross Revenue Growth %	103.7%
Gross Revenue growth due to:
Volume Growth	83.3%
Average Rate Growth	20.4%
(1) Includes $7.2 million of revenue for the three months ended December 31, 2015 from the operations that were divested during the first half of 2016. There was no ARY revenue related to these divested operations during the three months ended December 31, 2016.

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
Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Most of our employee caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Our labor costs are generally influenced by levels of service, and these costs can vary in material respects across regions. In addition, our labor costs are expected to rise as a result of recent regulatory actions at both the state and Federal levels. For example, in May 2016, the Federal Department of Labor raised the current base salary minimum to be exempt from overtime pay for all hours worked over 40 hours in a designated work-week from $23,660 ($455 per week) to $47,476 ($913/week) to be effective December 1, 2016, with adjustments thereafter every three years based on a standard metric, with the first adjustment to be no earlier than January 2020 (the “FLSA Final Rule”). On November 22, 2016, the U.S. Federal District Court for the Eastern District of Texas granted a nationwide preliminary injunction enjoining the implementation and enforcement of the FLSA Final Rule. As a result of the injunction, we have delayed the complete implementation of our plan to comply with the FLSA Final Rule, pending the outcome of the injunction and the treatment of the FLSA Final Rule by the new Administration.  However, we did implement, during the second quarter of fiscal 2017 some changes that were too far along in implementation prior to the issuance of the injunction. The potential cost in fiscal 2017 associated with these changes is estimated to be approximately $2.7 million. In the event that the injunction is not made permanent and/or the FLSA Final Rule is ultimately determined to be valid and enforceable, we believe we will be prepared to implement the FLSA Final Rule within a reasonable time frame, resulting  in significant additional labor costs in the form of overtime pay for previously exempt employees, increased salaries and additional hires to minimize overtime exposure. The potential annual costs that may be incurred as a result of our compliance with the FLSA Final Rule are difficult to quantify and predict but were previously estimated to be in a range of $7.0 million to $9.0 million annually, including the approximately $2.7 million of expected cost for the changes implemented during the second quarter of fiscal 2017. We will continue to monitor the rulings and the position of the new Administration and work to develop and execute on strategies to mitigate and reduce the impact of the FLSA Final Rule should the injunction be lifted or the matter be otherwise resolved, but there can be no assurance that we will be able to do so.
Occupancy costs represent a significant portion of our operating costs. As of December 31, 2016, we owned 361 facilities and three offices, and we leased 1,678 facilities and 211 offices. We expect occupancy costs to increase during fiscal 2017 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Professional and general liability expense totaled 0.8% of gross revenue for the three months ended December 31, 2016 and 2015. We incurred professional and general liability expenses of $3.0 million during the three months ended December 31, 2016 and $2.8 million during the three months ended December 31, 2015. These expenses are incurred in connection with our claims reserve and insurance premiums. We currently are the subject of two complaints pending in California state court, both alleging wage and hour violations and seeking to be designated class-actions.  These actions will likely increase our expenses, as we are not insured for employment-practices liability related claims. In the past, increased costs of insurance and claims have negatively impacted our results of operations which resulted in a renewed emphasis on reducing the occurrence of claims.
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

We have recently begun a comprehensive review of our operations in an effort to identify and eliminate inefficiencies, reduce overtime expenses, and implement cost saving measures throughout the Company. This expense reduction project includes a multi-pronged review of total company-wide expenses, inclusive of labor management and organizational structure. We have engaged outside consultants to assist us with this project and provide recommendations to us regarding ways to optimize our business operations and realize savings. We incurred $1.4 million in consulting and severance costs in the three months ended December 31, 2016 related to this project and expect to incur additional costs related to this project but at this juncture the future costs are not estimable. The cost savings associated with this project are expected to be approximately $2.0 million in fiscal year 2017 and by the end of fiscal year 2018 we anticipate annual cost savings of more than $4.0 million.
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended December 31,
	2016	2015
Gross revenue	100.0%	100.0%
Sales adjustments	(1.4)%	(1.1)%
Net revenue	98.6%	98.9%
Cost of revenue	77.9%	77.5%
Operating expenses:
General and administrative	11.5%	14.2%
Depreciation and amortization	5.0%	5.1%
Total operating expense	16.5%	19.3%
Income from operations	4.2%	2.1%
Other income (expense):
Other expense, net	—%	(0.2)%
Interest expense	(2.3)%	(2.5)%
Income (loss) from continuing operations before income taxes	1.9%	(0.6)%
Provision for income taxes	0.8%	1.0%
Income (loss) from continuing operations	1.1%	(1.6)%
Loss from discontinued operations, net of tax	—%	—%
Net income (loss)	1.1%	(1.6)%
Three Months Ended December 31, 2016 and 2015
Consolidated Overview

	Three Months Ended December 31,		Increase
(in thousands)	2016	2015	(Decrease)
Gross Revenue	$364,441	$349,736	$14,705
Sales Adjustments	(5,047)	(3,989)	(1,058)
Net Revenue	$359,394	$345,747	$13,647
Income from Operations	15,471	7,206	8,265
Operating Margin	4.3%	2.1%

Consolidated gross revenue for the three months ended December 31, 2016 increased by $14.7 million, or 4.2%, compared to gross revenue for three months ended December 31, 2015. Sales adjustments as a percentage of gross revenue increased by 0.3% from 1.1% during the three months ended December 31, 2015 to 1.4% during the three months ended December 31, 2016. The growth in gross revenue was negatively impacted by the ARY divestitures during the first half of the prior year, which resulted in a decrease of $6.9 million in gross revenue. Excluding these operations, gross revenue increased by $21.9 million, or 6.4%, of which $11.7 million was from acquisitions that closed during and after the first quarter of fiscal 2015 and $10.2 million was from organic growth.

Consolidated income from operations was $15.5 million for the three months ended December 31, 2016 compared to $7.2 million for the three months ended December 31, 2015. The increase in income from operations was primarily due to a decrease in general and administrative expenses compared to the first quarter of fiscal 2016. The decrease was the result of cost containment efforts and a $9.6 million reduction in stock based compensation due to a $10.5 stock based compensation charge recorded during the first quarter of the prior year related to awards under our former equity plan.
I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	241,197	100.0%	232,068	100.0%	9,129
Sales adjustments	(2,949)	(1.2)%	(2,125)	(0.9)%	(824)	(0.3)%
I/DD net revenue	238,248	98.8%	229,943	99.1%	8,305	(0.3)%

Cost of revenue:
Direct labor costs	154,810	64.2%	148,162	63.8%	6,648	0.4%
Client program costs	9,976	4.1%	9,802	4.2%	174	(0.1)%
Client occupancy costs	16,366	6.8%	14,853	6.4%	1,513	0.4%
Other direct costs	11,120	4.6%	10,962	4.7%	158	(0.1)%
Total cost of revenues	192,272	79.7%	183,779	79.1%	8,493	0.6%

Operating expenses:
General and administrative	12,634	5.2%	13,268	5.7%	(634)	(0.5)%
Depreciation and amortization	9,146	3.8%	9,420	4.1%	(274)	(0.3)%
Total operating expenses	21,780	9.0%	22,688	9.8%	(908)	(0.8)%

Income from Operations	24,196	10.1%	23,476	10.2%	720	(0.1)%
I/DD revenue
I/DD gross revenue for the three months ended December 31, 2016 increased by $9.1 million, or 3.9%, compared to the three months ended December 31, 2015. The increase in I/DD gross revenue included $4.4 million from organic growth and $4.7 million from acquisitions that closed during and after the three months ended December 31, 2015. The organic growth was the result of a 2.5% increase in average billing rates compared to the three months ended December 31, 2015.
Sales adjustments for the three months ended December 31, 2016 increased by $0.8 million, or 0.3% as a percentage of gross revenue, compared to the three months ended December 31, 2015.
I/DD cost of revenue
I/DD costs of revenues for the three months ended December 31, 2016 increased as a percentage of gross revenue by 0.6%, as compared to the three months ended December 31, 2015. This was primarily due to an increase in direct labor costs of 0.4% and in occupancy costs of 0.4% as a percentage of gross revenue. The increase in direct labor costs was due to higher amounts of overtime pay as compared to the three months ended December 31, 2015 and an increase in health insurance expense resulting from higher enrollment and utilization in our employee health insurance plans. The higher amounts of overtime were the result of vacant positions as we continue to experience increased competition for labor in some markets. The increase in occupancy costs as a percentage of gross revenue was primarily due to the impact of programs with higher levels of open occupancy.

I/DD operating expenses
I/DD general and administrative expenses as a percentage of gross revenue decreased by 0.5% during the three months ended December 31, 2016. The decrease in general and administrative expenses during the three months ended December 31, 2016 is primarily due our cost containment efforts in administrative staffing, business and office related costs. Depreciation and amortization expense as a percentage of gross revenue decreased to 3.8% as compared to 4.1% during the three months ended December 31, 2015.
SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	75,930	100.0%	69,186	100.0%	6,744
Sales adjustments	(1,630)	(2.1)%	(1,149)	(1.7)%	(481)	(0.4)%
SRS net revenue	74,300	97.9%	68,037	98.3%	6,263	(0.4)%

Cost of revenue:
Direct labor costs	38,974	51.3%	35,121	50.8%	3,853	0.5%
Client program costs	5,531	7.3%	4,952	7.2%	579	0.1%
Client occupancy costs	8,320	11.0%	7,892	11.4%	428	(0.4)%
Other direct costs	2,280	3.0%	2,077	2.9%	203	0.1%
Total cost of revenues	55,105	72.6%	50,042	72.3%	5,063	0.3%

Operating expenses:
General and administrative	6,629	8.7%	6,348	9.2%	281	(0.5)%
Depreciation and amortization	5,747	7.6%	5,892	8.5%	(145)	(0.9)%
Total operating expenses	12,376	16.3%	12,240	17.7%	136	(1.4)%

Income from Operations	6,819	9.0%	5,755	8.3%	1,064	0.7%
SRS revenue
SRS gross revenue for the three months ended December 31, 2016 increased by $6.7 million , or 9.7%, compared to the three months ended December 31, 2015. The increase in SRS gross revenue included $5.0 million from organic growth and $1.8 million from acquisitions that closed during and after the three months ended December 31, 2015. The organic growth was driven by increases in volume of 4.7% and in the average billing rate of 2.5%. The increase in volume was primarily driven by lower levels of open occupancy due to the maturation of programs started in recent years.
Sales adjustments for the three months ended December 31, 2016 increased by $0.5 million as compared to the three months ended December 31, 2015.
SRS cost of revenue
SRS segment’s cost of revenues for the three months ended December 31, 2016 increased as a percentage of gross revenue by 0.3% as compared to the three months ended December 31, 2015. The increase was primarily due to an increase in direct labor costs of 0.5% offset by a decrease in client occupancy costs of 0.4%.  The increase in direct labor costs as a percentage of gross revenue was primarily due to an increase in therapy and nursing consultant costs. The decrease in client occupancy costs as a percentage of revenue was primarily driven by lower levels of open occupancy resulting from the maturation of programs started in recent years.

SRS operating expenses
SRS general and administrative expenses as a percentage of gross revenue decreased by 0.5% during the three months ended December 31, 2016. The decrease in general and administrative expenses during the three months ended December 31, 2016 is primarily due to our cost containment efforts in administrative staffing, business and office related costs. Depreciation and amortization expense as a percentage of gross revenue decreased to 7.6% as compared to 8.5% during the three months ended December 31, 2015.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	35,965	100.0%	42,911	100.0%	(6,946)
Sales adjustments	(208)	(0.6)%	(717)	(1.7)%	509	1.1%
ARY net revenue	35,757	99.4%	42,194	98.3%	(6,437)	1.1%

Cost of revenues	27,262	75.7%	33,213	77.5%	(5,951)	(1.8)%
General and administrative	3,162	8.8%	5,556	12.9%	(2,394)	(4.1)%
Depreciation and amortization	1,421	4.0%	1,529	3.6%	(108)	0.4%
Income from Operations	3,912	10.9%	1,896	4.3%	2,016	6.6%
ARY revenue
ARY gross revenue for the three months ended December 31, 2016 decreased by $6.9 million, or 16.2%, compared to the three months ended December 31, 2015. The $6.9 million decrease in ARY gross revenue was due to a 21.4% decrease in volume due to the ARY divestitures during the first half of fiscal 2016. These divestitures resulted in a decrease of $7.2 million in gross revenue, which was partially offset by an increase in revenue in the remaining ARY states.
Sales adjustments for the three months ended December 31, 2016 decreased by $0.5 million, or 1.1% as a percentage of gross revenue, compared to the three months ended December 31, 2015.
ARY cost of revenue
ARY cost of revenue for the three months ended December 31, 2016 decreased as a percentage of gross revenue by 1.8%, as compared to the three months ended December 31, 2015. This was primarily due to the positive impact of divesting lower margins ARY operations during the first half of fiscal 2016.
ARY operating expenses
General and administrative expenses as a percentage of gross revenue decreased by 4.1% during the three months ended December 31, 2016. The decrease in general and administrative expenses is primarily due to decreases in administrative occupancy costs resulting from the ARY divestitures and the $2.1 million of exit costs incurred in the three months ended December 31, 2015 in connection with these divestitures.
Depreciation and amortization expense during the three months ended December 31, 2016 decreased by $0.1 million as compared to the three months ended December 31, 2015.

Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Three Months Ended December 31,
	2016	2015
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$11,348	$5,571	$5,777
Sales adjustments	(259)	2	(261)
Corporate and Other net revenue	11,089	5,573	5,516

Cost of revenues	9,337	3,978	5,359
General and administrative	19,367	24,370	(5,003)
Depreciation and amortization	1,841	1,146	695
Income from Operations	(19,456)	(23,921)	4,465
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our ADH business. ADH gross revenue for the three months ended December 31, 2016 increased by $5.8 million , or 103.7%, compared to the three months ended December 31, 2015. The increase in gross revenue included $0.6 million from organic ADH growth and $5.2 million from ADH acquisitions that closed after the three months ended December 31, 2015. The organic growth was the result of a 6.6% increase in volume and a 3.8% increase in the average billing rate compared to the three months ended December 31, 2015. The increase in organic volume was driven by new starts.
Corporate and Other cost of revenue
Corporate and Other cost of revenue for the three months ended December 31, 2016 increased as a percentage of gross revenue by 10.9%, as compared to the three months ended December 31, 2015. The increase was due to the impact of an acquisition with lower operating margins and costs associated with our new starts.
Corporate and Other operating expense
General and administrative expenses for the three months ended December 31, 2016 decreased by $5.0 million as compared to three months ended December 31, 2015. This was primarily due to a decrease of $9.6 million in stock based compensation resulting from a $10.5 million charge recorded in the first quarter of fiscal 2016 related to the vesting of awards under our former equity plan. The decrease in general and administrative costs was partially offset by the impact of a $3.2 million favorable adjustment recorded during the first quarter of the prior year related to acquisition related contingent consideration liabilities. Depreciation and amortization expense for the three months ended December 31, 2016 decreased by $0.7 million as compared to the three months ended December 31, 2015.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income and mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, was $0.1 million of income for the three months ended December 31, 2016 compared to $0.8 million of expense for the three months ended December 31, 2015. Other income (expense), net for the three months ended December 31, 2015, includes a $1.3 million loss on the sale of ARY operations in the state of North Carolina.

Consolidated Provision (benefit) for income taxes
For the three months ended December 31, 2016, our effective income tax rate was 40.7% compared to an effective tax rate of (155.5)% for the three months ended December 31, 2015. The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. The change in the effective tax rate during the three months ended December 31, 2016 compared to the three months ended December 31, 2015 is primarily due to $10.5 million of stock-based compensation related to certain awards under our former equity compensation plan that vested in October 2015. This expense is not deductible for tax purposes and was considered a discrete item. Therefore, the entire impact of the expense on income taxes was recorded during the three months ended December 31, 2015 which resulted in an abnormally high tax rate.

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
Operating activities
Net cash provided by operating activities was $15.8 million for the three months ended December 31, 2016, compared to cash provided by operating activities of $6.6 million for the three months ended December 31, 2015. The increase in cash provided by operating activities was primarily due to a decrease in cash paid for federal income taxes during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.
Investing activities
Net cash used in investing activities was $10.6 million and $13.1 million for the three months ended December 31, 2016 and 2015, respectively. Cash paid for property and equipment for the three months ended December 31, 2016 was $11.3 million, or 3.2% of net revenue, compared to $9.1 million, or 2.6% of net revenue, for the three months ended December 31, 2015. During the three months ended December 31, 2016 we did not complete any acquisitions. During the three months ended December 31, 2015, we paid $4.2 million for two acquisitions.
Financing activities
Net cash used in financing activities was $2.2 million for the three months ended December 31, 2016 as compared to $1.0 million for the three months ended December 31, 2015.
At December 31, 2016, we had no outstanding loans and $117.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver, which reduce the availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of December 31, 2016, $47.4 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.
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
Debt and Financing Arrangements
Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMHH, wholly-owned subsidiaries of Civitas, entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”). The senior credit agreement, as amended, governs a $655.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). As of December 31, 2016, NMHI had $637.4 million of borrowings under the term loan and no borrowings under the senior revolver. The aggregate amount of the revolving commitment under the senior revolver as of December 31, 2016 was $120.0 million.
Covenants
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of December 31, 2016 and September 30, 2016. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI's usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of December 31, 2016 or September 30, 2016 as NMHI's usage of the senior revolver did not exceed the threshold for those quarters.
Inflation
We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet transactions or interests.
Critical Accounting Policies
The Company's critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended September 30, 2016, in the Company's critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.
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

Subsequent Events

On January 31, 2017, we acquired the assets of a company complementary to our I/DD business for aggregate consideration of $2.8 million.
Forward-Looking Statements
Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to our markets, demand for our services, the political climate and budgetary and rate environment, the impact of the redesign of the I/DD Waiver program in West Virginia, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, the impact of our business optimization and cost savings project, our margins, our liquidity and our labor costs, including the impact of the FLSA Final Rule. Terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or similar expressions are intended to identify these forward looking statements. These statements are only predictions. Actual events or results may differ materially.
The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is not possible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in our Annual Report on Form 10-K for the year ended September 30, 2016, as well as the following:

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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points; plus 2.25%; or (ii) the Eurodollar rate for a one, two, three or six month period at our option (subject to a LIBOR floor of 1.00%); plus 3.25% A 1% increase in the interest rate on our floating rate debt as of December 31, 2016 would have increased cash interest expense on the floating rate debt by approximately $6.5 million per annum, without giving effect to the interest rate swap agreement discussed below.
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

(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Finally, we are also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation and claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws. The Company currently has two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek class action status.
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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016, except that under our risk factor “The nature of our operations subjects us to substantial claims, litigation and governmental proceedings” we are supplementing such risk factor to include the following disclosure:

There are currently two pending complaints in California state court that allege certain wage and hour violations.  Both complaints seek to be designated as class actions.  Any amounts paid in respect of the complaints will likely increase our expenses, as we are not insured for employment-practices related claims.

For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended September 30, 2016.

Item 2.	Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during the three months ended December 31, 2016.

Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended December 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
10/1/2016 - 10/31/2016	—	$—
11/1/2016 - 11/30/2016	—	$—
12/1/2016 - 12/31/2016	36,048	$17.79
(1) Our employees surrendered an aggregate of 36,048 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units and exercise of non-qualified stock options during the three months ended December 31, 2016.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

February 9, 2017	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith