Form 10-Q
period 2017-03-31
Civitas Solutions, Inc.
filed 2017-05-10
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2017, there were 37,313,187 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$17,181	$50,683
Restricted cash	1,039	1,046
Accounts receivable, net of allowances of $13,438 and $11,863 at March 31, 2017 and September 30, 2016	168,529	155,767
Deferred tax assets, net	15,258	18,013
Prepaid expenses and other current assets	16,494	20,841
Total current assets	218,501	246,350
Property and equipment, net	176,893	175,008
Intangible assets, net	297,606	302,229
Goodwill	286,080	273,660
Restricted cash	50,000	50,000
Other assets	34,002	38,911
Total assets	$1,063,082	$1,086,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,369	$32,131
Accrued payroll and related costs	69,257	78,082
Other accrued liabilities	44,738	51,680
Obligations under capital lease, current	577	549
Current portion of long-term debt	6,554	6,554
Total current liabilities	145,495	168,996
Other long-term liabilities	75,144	81,466
Deferred tax liabilities, net	52,204	59,686
Obligations under capital lease, less current portion	4,716	5,012
Long-term debt, less current portion	623,045	625,408
Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,308,851 and 37,214,758 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	373	372
Additional paid-in capital	297,970	294,295
Accumulated loss on derivatives, net of taxes of $4 and $2,418 at March 31, 2017 and September 30, 2016, respectively	(7)	(3,561)
Accumulated deficit	(135,858)	(145,516)
Total stockholders’ equity	162,478	145,590
Total liabilities and stockholders’ equity	$1,063,082	$1,086,158
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net revenue	$362,399	$345,683	$721,793	$691,430
Cost of revenue	285,518	265,804	569,494	536,816
Operating expenses:
General and administrative	41,787	40,084	83,579	89,626
Depreciation and amortization	18,830	18,331	36,985	36,318
Total operating expenses	60,617	58,415	120,564	125,944
Income from operations	16,264	21,464	31,735	28,670
Other income (expense):
Other income (expense), net	855	(143)	911	(958)
Interest expense	(8,293)	(8,464)	(16,778)	(17,037)
Income from continuing operations before income taxes	8,826	12,857	15,868	10,675
Provision for income taxes	3,347	5,344	6,210	8,736
Income from continuing operations	5,479	7,513	9,658	1,939
Loss from discontinued operations, net of tax	—	(198)	—	(228)
Net income	$5,479	$7,315	$9,658	$1,711
Income per common share, basic and diluted
Income from continuing operations	$0.15	$0.20	$0.26	$0.05
Loss from discontinued operations, net of tax	$—	$—	$—	$—
Net income	$0.15	$0.20	$0.26	$0.05
Weighted average number of common shares outstanding, basic	37,282,320	37,102,113	37,256,412	37,098,677
Weighted average number of common shares outstanding, diluted	37,416,635	37,207,096	37,372,153	37,245,466
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$5,479	$7,315	$9,658	$1,711
Other comprehensive income (loss), net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge, net of tax of $158 and $2,413 for the three and six months ended March 31, 2017, respectively, and ($2,013) and ($1,104) for the three and six months ended March 31, 2016	232	(2,965)	3,554	(1,626)
Comprehensive income	$5,711	$4,350	$13,212	$85
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Income (Loss) on Derivatives	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2016	37,214,758	$372	$294,295	$(3,561)	$(145,516)	$145,590
Issuance of common stock under employee incentive plans, net of shares surrendered	94,093	1	(436)	—	—	(435)
Stock-based compensation	—	—	4,373	—	—	4,373
Tax shortfall from stock-based compensation awards	—	—	(262)	—	—	(262)
Other comprehensive income, net of tax	—	—	—	3,554	—	3,554
Net income	—	—	—	—	9,658	9,658
Balance at March 31, 2017	37,308,851	$373	$297,970	$(7)	$(135,858)	$162,478

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended March 31,
	2017	2016
Operating activities:
Net income	$9,658	$1,711
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	9,061	7,463
Depreciation and amortization	36,985	36,347
Amortization original issue discount and financing costs	913	919
Stock-based compensation	4,373	13,434
Deferred income taxes	(7,402)	855
Loss on disposal of assets	132	418
Company owned life insurance benefit	(501)	—
Change in fair value of contingent consideration	375	(3,156)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,823)	(9,746)
Other assets	9,197	(8,896)
Accounts payable	(7,449)	(1,340)
Accrued payroll and related costs	(8,825)	(14,396)
Other accrued liabilities	4,640	8,883
Other long-term liabilities	(6,322)	(547)
Net cash provided by operating activities	23,012	31,949
Investing activities:
Acquisition of businesses, net of cash acquired	(27,356)	(44,319)
Purchases of property and equipment	(20,795)	(19,019)
Change in restricted cash	7	15
Cash proceeds from Company owned life insurance policies	738	—
Proceeds from sale of assets	982	899
Net cash used in investing activities	(46,424)	(62,424)
Financing activities:
Repayments of long-term debt	(3,277)	(3,277)
Repayments of capital lease obligations	(268)	(243)
Cash paid for earn-out obligations	(6,109)	(1,307)
Issuance of common stock under employee equity incentive plans	(12)	67
Tax windfall from stock-based compensation	—	745
Taxes paid related to net share settlements of equity awards	(424)	(75)
Net cash used in financing activities	(10,090)	(4,090)
Net decrease in cash and cash equivalents	(33,502)	(34,565)
Cash and cash equivalents at beginning of period	50,683	41,690
Cash and cash equivalents at end of period	$17,181	$7,125
Supplemental disclosure of cash flow information
Cash paid for interest	$15,566	$15,793
Cash paid for income taxes	$7,671	$11,368
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$506	$1,026
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

1. Business Overview
Civitas Solutions, Inc. ("Civitas"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading provider of home- and community-based health and human services to must-serve individuals with a range of intellectual, developmental, behavioral and/or medically complex disabilities and challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”) and elders in need of day health services to support their independence, or adult day health (“ADH”). Since the Company’s founding in 1980, the Company’s operations have grown to 35 states. The Company provides residential services to approximately 11,700 clients and more than 18,000 clients receive periodic services from the Company in non-residential settings.
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

Civitas is the parent of a consolidated group of subsidiaries that market their services under The MENTOR Network tradename. Prior to October 1, 2015, Civitas was a wholly-owned subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. The equity interests of NMH Investment were owned by Vestar and certain executive officers, directors and other members of management. On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed all of the 25,250,000 shares of common stock of Civitas it held to its existing members in accordance with their respective membership interests. NMH Holdings, LLC ("NMHH") is a wholly-owned subsidiary of Civitas and National Mentor Holdings, Inc. (“NMHI”) is a wholly-owned subsidiary of NMHH. The financial results of Civitas are primarily composed of the financial results of NMHI and its subsidiaries on a consolidated basis.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2017 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Effective October 1, 2016, the Company completed changes to its organizational structure that resulted from a change in how the Company manages its business, allocates resources and measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. Refer to Note 10, “Segment Information” for additional information on the changes in reportable segments.  All prior period amounts have been adjusted to reflect the changes in reportable segments.

On October 1, 2016, the Company adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result of the adoption, the Company revised its balance sheet presentation to reflect $5.1 million and $5.9 million of deferred financing costs as of March 31, 2017 and September 30, 2016, respectively, as a direct deduction to the carrying amount of its long-term debt. Prior to the adoption these costs were included within Other Assets.
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
Income Taxes— In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The standard can be applied prospectively or retrospectively and will be effective for the Company on October 1, 2017. As of March 31, 2017 and September 30, 2016, the Company had current deferred tax assets, net of current deferred tax liabilities, of $15.3 million and $18.0 million, respectively. The Company is currently evaluating the method and timing of the adoption of this standard.
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

Statement of Cash Flows— In November 2016, the FASB issued ASU No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for the Company on October 1, 2018. As of March 31, 2017 and September 30, 2016, the Company had total restricted cash amounts of $51.0 million and $51.0 million, respectively. The Company is currently evaluating the method and timing of the adoption of this standard.

Business Combinations— In January 2017, the FASB issued ASU No. 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business. The update provides guidance to determine when an integrated set of assets and activities is not a business. When substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, then the acquisition, or disposition, is not a business. Under this update there will be fewer purchases that will be treated as business combinations. The new standard will be effective for the Company on October 1, 2018. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

Intangibles—Goodwill and Other— In January 2017, the FASB issued ASU No. 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill. The new standard is effective for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill tests performed on testing dates after January 1, 2017. The Company plans to adopt this standard early on July 1, 2017. The potential impact, if any, would be determined in the future in the event of a goodwill impairment.
4. Long-Term Debt
As of March 31, 2017 and September 30, 2016, the Company’s long-term debt consisted of the following:

(in thousands)	March 31, 2017	September 30, 2016
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$635,753	$639,030
Original issue discount on term loan, net of accumulated amortization	(1,039)	(1,178)
Deferred financing costs, net of accumulated amortization	(5,115)	(5,890)
	629,599	631,962
Less current portion	6,554	6,554
Long-term debt	$623,045	$625,408

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
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of March 31, 2017, NMHI had no loans under the senior revolver and $47.4 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of letters of credit issued under the senior revolver.
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
Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio stepped down to 5.00 to 1.00 during the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of March 31, 2017 or September 30, 2016 as NMHI’s outstanding borrowings on the senior revolver did not exceed the threshold.
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

The fair value of the swap agreements, representing the price that would be received to transfer the liability in an orderly transaction between market participants, was $11 thousand and $6.0 million as of March 31, 2017 and September 30, 2016, respectively. The fair value was recorded in Other accrued liabilities and was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the six months ended March 31, 2017, nor was any amount excluded from ineffectiveness testing for the period.

5. Stock-Based Compensation

2014 Plan

Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). As of March 31, 2017, the 2014 Plan authorized the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock units (“RSUs”) and performance based restricted stock units ("PRSUs") to purchase up to 6,663,240 shares authorized in the 2014 Plan.

Stock Options

Stock option activity for the six months ended March 31, 2017 is presented below:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	709,832	$19.42
Granted	306,379	16.87
Forfeited	32,027	20.02
Exercised	13,450	17.00
Outstanding at March 31, 2017	970,734	$18.63	8.3	$1,087
Exercisable at March 31, 2017	375,618	$18.44	7.3	$427
Vested or expected to vest as of March 31, 2017	936,264	$18.63	7.3	$1,047

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the 2014 Plan during the six months ended March 31, 2017 were valued using the following assumptions:

2017
Risk-free interest rate	2.01% - 2.08%
Expected term	6 years
Expected volatility	36.20% - 36.21%
Expected dividend yield	—%

The Company recognizes the fair value of the stock option awards as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period.

Restricted Stock Unit Awards (RSUs)

Restricted stock unit activity for the six months ended March 31, 2017 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2016	442,528	$21.24
Granted	520,491	17.75
Forfeited	27,951	20.40
Vested	118,012	22.48
Non-vested units at March 31, 2017	817,056	$18.87

The fair value of each restricted stock unit was determined based on the Company's closing stock price on the date of grant. The Company recognizes the fair value of the RSUs as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period.

Performance Based Restricted Stock Units (PRSUs)

During the six months ended March 31, 2017, the Company awarded 45,624 PRSUs under the 2014 Plan. The number of PRSUs earned is determined based on the Company's attainment of predefined performance targets set by the Compensation Committee. The number of PRSUs earned will be determined based on the Company's actual performance against established performance targets during the three year performance period (the “Performance Condition”). The number of PRSUs earned based on the Performance Condition may range from 0% to 200% of the initial award. All of the PRSUs will be settled in shares of the Company’s common stock, which will be issued following the end of the three-year performance period, subject to the actual achievement of the predefined performance targets. The per share fair value of the PRSUs was determined based on the Company's closing stock price of the date of grant. To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned.

A summary of PRSU activity for the six months ended March 31, 2017 is as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2016	42,467	$19.84
Granted	45,624	19.85
Forfeited	3,586	19.84
Vested	—	—
Non-vested units at March 31, 2017	84,505	$19.84

The Company recorded stock-based compensation expense for stock options, RSUs and PRSUs under the 2014 Plan of $2.3 million and $4.4 million during the three and six months ended March 31, 2017, respectively, and $1.8 million and $2.9 million during the three and six months ended March 31, 2016, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations.

Unit Plan

Prior to October 1, 2015, NMH Investment maintained the Amended and Restated 2006 Unit Plan (the “Unit Plan”). Under the Unit Plan, NMH Investment issued units of limited liability company interests pursuant to such plan, consisting of Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units, Class F Common Units, Class G Common Units and Class H Common Units. These units derived their value from the value of the Company.

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
Fiscal 2017 Acquisitions
During the six months ended March 31, 2017, the Company acquired the assets of two companies complementary to its business for a total cash consideration of $27.5 million.

Loma Linda Management Company, Inc. ("Loma Linda"). On January 31, 2017, the Company acquired the assets of Loma Linda for $2.7 million. Loma Linda is located in California and provides adult day health and community integration services to individuals with developmental disabilities and other special needs. The Company acquired $2.2 million of identified intangible assets which included approximately $1.7 million of agency contracts with a weighted average useful life of 12 years. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of the acquisition, the Company recorded $0.5 million of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Rainbow Adult Day Health ("Rainbow ADH"). On March 1, 2017, the Company acquired the assets of Rainbow ADH for $24.7 million. Rainbow ADH is located in Maryland and provides adult day health care services. The Company acquired $11.3 million of identified intangible assets which included $7.5 million of agency contracts with a weighted average useful life of 12 years, $2.0 million of licenses and permits with a weighted average useful life of 10 years, and $1.8 million of tradenames with a weighted average useful life of 5 years. In addition, the Company acquired total tangible assets of $1.6 million, consisting primarily of vehicles. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of this acquisition, the Company recorded $11.9 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.

(in thousands)	Identifiable Intangible Assets	Tangible Assets	Total Identifiable Assets	Goodwill	Purchase Consideration
Loma Linda	$2,225	$33	$2,258	$483	$2,741
Rainbow ADH	11,250	1,592	12,842	11,893	24,735
Total	$13,475	$1,625	$15,100	$12,376	$27,476

The Company has not disclosed revenue or income from operations from these acquisitions for the six months ended March 31, 2017 because they are immaterial.

Fiscal 2017 Pro Forma Results of Operations

The following table reflects the unaudited pro forma results of operations for the three and six months ended March 31, 2017 and 2016 assuming that the acquisitions made during the three and six months ended March 31, 2017 and 2016 had occurred on October 1, 2015 and 2014, respectively.

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net revenue	$365,815	$351,614	$730,623	$717,866
Net income	4,913	8,500	9,754	6,947

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred as of October 1, 2015 and 2014, or the results that may be achieved in future periods.
7. Goodwill and Intangible Assets
Goodwill

As a result of recent changes in the Company's organizational structure, which took effect on October 1, 2016, the Company now has three reportable business segments: the Intellectual and Developmental Disabilities (“I/DD”) segment, the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment and the At-Risk Youth (“ARY”) segment. The Adult Day Health (“ADH”) operating segment, which was previously aggregated in the Human Services segment, is included in Corporate and Other. For more information refer to Note 10, "Segment Information."
The changes in goodwill for the six months ended March 31, 2017 are as follows (in thousands):

	I/DD	SRS	ARY	Corporate and Other	Total
Balance as of September 30, 2016	$104,155	$81,909	$73,464	$14,132	$273,660
Impact of segment change	35,212	—	(35,212)	—	—
Goodwill acquired through acquisitions	483	—	—	11,893	12,376
Acquisition adjustment	—	—	—	44	44
Balance as of March 31, 2017	$139,850	$81,909	$38,252	$26,069	$286,080
As a result of the changes in the organizational structure (Refer to Note 10, "Segment Information"), the Company's reporting units composed of the Company's I/DD and ARY operations changed. On October 1, 2016, the Company allocated goodwill between the new reporting units based on the relative fair values. The Company estimated the fair value of the new reporting units using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of a reporting unit by estimating the after–tax cash flows attributable to a reporting unit and then discounting them to a present value using a risk-adjusted discount rate. In our discounted cash flow analysis, we forecasted cash flows for the new reporting units for each of the next ten years and applied a long term growth rate to the final year of the forecasted cash flows to estimate terminal value. The cash flows were then discounted to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections used in the discounted cash flow analysis, are based on estimates of the weighted average costs of capital of market participants relative to each respective reporting unit.
This change was considered a triggering event that indicated a test for goodwill impairment was necessary as of October 1, 2016. The Company completed impairment tests of the new reporting units as of October 1, 2016 and it was determined that the carrying value of goodwill was not impaired as the fair value of the reporting units significantly exceeded the carrying value.
Intangible Assets
Intangible assets consist of the following as of March 31, 2017 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$508,817	$273,551	$235,266
Non-compete/non-solicit agreements	1 year	6,488	4,811	1,677
Relationship with contracted caregivers	—	7,521	7,521	—
Trade names	2 years	8,389	4,438	3,951
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	52,160	41,248	10,912
Intellectual property	—	452	452	—
		$629,627	$332,021	$297,606
Intangible assets consist of the following as of September 30, 2016 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$499,652	$257,104	$242,548
Non-compete/non-solicit	2 years	6,438	4,432	2,006
Relationship with contracted caregivers	—	7,521	7,505	16
Trade names	2 years	6,516	4,014	2,502
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	49,773	40,416	9,357
Intellectual property	—	452	452	—
		$616,152	$313,923	$302,229
Amortization expense was $9.1 million and $18.1 million for the three and six months ended March 31, 2017, respectively, and $9.7 million and $19.1 million for the three and six months ended March 31, 2016, respectively.
The estimated remaining amortization expense related to intangible assets with finite lives for the six months remaining in fiscal 2017 and each of the four succeeding years and thereafter is as follows:

Year Ended September 30,	(in thousands)
2017	$18,450
2018	36,604
2019	36,673
2020	35,618
2021	32,006
Thereafter	92,455
Total	$251,806

8. Fair Value Measurements
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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$(11)	$—	$(11)	$—
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
The Company settled the remaining Adult Day Health and Cassell contingent consideration obligations during the three months ended March 31, 2017 for $6.1 million. Prior to settling these obligations, the fair values were based on a probability-weighted approach derived from the overall likelihood of achieving certain performance targets. The resultant probability-weighted earn-out payments was discounted using a discount rate based upon the weighted-average cost of capital. The fair value measurement was based on significant inputs not observable in the market, which represent Level 3 inputs within the fair value hierarchy. Changes in the fair value of contingent consideration are included in General and administrative expense within the consolidated statements of operations.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the six months ended March 31, 2017.

(in thousands)	Six Months Ended March 31, 2017
Balance at September 30, 2016	$5,915
Fair value adjustment	375
Balance at December 31, 2016	6,290
Fair value adjustment	(181)
Payment	(6,109)
Balance at March 31, 2017	$—
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for the six months ended March 31, 2016.

(in thousands)	Six Months Ended March 31, 2016
Balance at September 30, 2015	$9,075
Present value accretion	(211)
Cassell fair value adjustment	(2,945)
Balance at December 31, 2015	5,919
Payment	(1,307)
Balance at March 31, 2016	$4,612

As of March 31, 2017 the Company had no contingent consideration liability. As of September 30, 2016, the Company had $5.9 million of contingent consideration liabilities, which was reflected in Other accrued liabilities.

At March 31, 2017 and September 30, 2016, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
9. Income Taxes
The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period. For the three and six months ended March 31, 2017, the Company’s effective income tax rate was 37.9% and 39.1%, respectively, as compared to an effective tax rate of 41.6% and 81.8%, respectively, for the three and six months ended March 31, 2016. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. The higher effective tax rate for the six months ended March 31, 2016 is primarily due to $10.5 million of stock-based compensation expense related to certain awards under our former equity compensation plan that vested in October 2015. This expense is not deductible for tax purposes and was considered a discrete item. Therefore, the entire impact of the expense on income taxes was recorded during the first quarter of fiscal 2016 and resulted in a higher effective tax rate for the six months ended March 31, 2016.
The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2013. The Company did not have a reserve for uncertain income tax positions at March 31, 2017 and September 30, 2016. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

10. Segment Information

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
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended March 31,	I/DD	SRS	ARY	Corporate and Other	Consolidated
2017
Net revenue	$237,462	$77,243	$35,660	$12,034	$362,399
EBITDA	32,530	14,326	5,496	(16,405)	35,947
Total assets	486,957	251,108	86,326	238,691	1,063,082
Depreciation and amortization	9,391	5,878	1,427	2,134	18,830
Purchases of property and equipment	5,484	2,670	273	1,041	9,468
2016(1)
Net revenue	$230,572	$72,006	$35,721	$7,384	$345,683
EBITDA	35,057	14,433	6,465	(16,306)	39,649
Depreciation and amortization	9,501	5,920	1,445	1,465	18,331
Purchases of property and equipment	5,281	2,369	486	1,761	9,897

(1) The previously reported segment information for the three months ended March 31, 2016 has been revised to reflect the new composition of the reportable segments.

A reconciliation of EBITDA to income from continuing operations on a consolidated basis is as follows (in thousands):

	For the three months ended March 31,
	2017	2016
EBITDA	$35,947	$39,649
Less:
Depreciation and amortization	18,830	18,331
Interest expense, net	8,291	8,461
Income from continuing operations before income taxes	$8,826	$12,857
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the six months ended March 31,	I/DD	SRS	ARY	Corporate and Other	Consolidated
2017
Net revenue	$475,710	$151,543	$71,417	$23,123	$721,793
EBITDA	65,872	26,892	10,829	(33,967)	69,626
Total assets	486,957	251,108	86,326	238,691	1,063,082
Depreciation and amortization	18,537	11,625	2,848	3,975	36,985
Purchases of property and equipment	11,297	5,151	632	3,715	20,795
2016(2)
Net revenue	$460,515	$140,043	$77,915	$12,957	$691,430
EBITDA	67,953	26,080	9,890	(40,120)	63,803
Depreciation and amortization	18,921	11,812	2,974	2,611	36,318
Purchases of property and equipment	9,883	5,277	816	3,043	19,019

(2) The previously reported segment information for the six months ended March 31, 2016 has been revised to reflect the new composition of the reportable segments.

A reconciliation of EBITDA to income from continuing operations on a consolidated basis is as follows (in thousands):

	For the six months ended March 31,
	2017	2016
EBITDA	$69,626	$63,803
Less:
Depreciation and amortization	36,985	36,318
Interest expense, net	16,773	16,810
Income from continuing operations before income taxes	$15,868	$10,675
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state operation, which is included in the I/DD segment, accounted for approximately 15% of the Company’s net revenue for the three and six months ended March 31, 2017 and 2016.

11. Disposition of Business

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. These operations were included in the ARY segment. On December 1, 2015, the Company completed the sale of its ARY operations in the state of North Carolina. As consideration, the buyer assumed our lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million. The closures of the ARY operations in Florida and Louisiana were complete as of December 31, 2015 and the closures of our ARY operations in Indiana and Texas were completed in January 2016. During the six months ended March 31, 2016, the Company recorded cash charges of approximately $2.1 million, consisting of severance costs of $0.5 million and lease termination costs of $1.6 million.

The Company assessed the disposal group under the guidance of ASU 2014-08, Discontinued Operations and Disclosures of Disposals of Components of an Entity and concluded that the closure of the disposal group does not represent a "strategic shift" and therefore has not been classified as discontinued operations for any of the periods presented. However, the Company has concluded that the disposal group was an individually significant disposal group. There were no operating results for the disposal group during the three and six months ended March 31, 2017. Pretax losses of the disposal group were $0.3 million and $5.6 million for the three and six months ended March 31, 2016, respectively. Pretax losses of the disposal group for the three and six months ended March 31, 2016 included exit costs of $2.1 million disclosed above.

12. Net Income Per Share
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
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except share and per share amounts)	2017	2016	2017	2016
Numerator
Net income	$5,479	$7,315	$9,658	$1,711
Denominator
Weighted average shares outstanding, basic	37,282,320	37,102,113	37,256,412	37,098,677
Weighted average common equivalent shares	134,315	104,983	115,741	146,789
Weighted average shares outstanding, diluted	37,416,635	37,207,096	37,372,153	37,245,466
Net income per share, basic and diluted	$0.15	$0.20	$0.26	$0.05
Equity instruments excluded from diluted net income per share calculation as the effect would have been anti-dilutive:
Stock options	967,946	731,006	868,551	377,439
Restricted stock units	166,574	206,279	84,514	102,576

13. Other Commitments and Contingencies

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

The Company is also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation; claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws. The Company currently has three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-action. One such wage and hour complaint has been settled in principle subject to court approval. The Company maintained an appropriate accrual for the settlement in its consolidated balance sheet as of March 31, 2017. It is reasonably possible that the reserves for two of these cases could increase but given the state of litigation any such increases are currently not estimable.

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
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with a range of intellectual, developmental, behavioral and/or medically complex disabilities and challenges. Since our founding, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 36-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities ("I/DD"), individuals with catastrophic injuries and illnesses, particularly acquired brain injury ("ABI"), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth ("ARY"), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of March 31, 2017, we operated in 35 states, serving approximately 11,700 clients in residential settings and more than 18,000 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as, an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.

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
Through the SRS segment, which is our second largest segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. Within our SRS segment, our NeuroRestorative operating segment is primarily focused on providing behavioral therapies to brain injured clients in post-acute community settings and our CareMeridian operating segment is primarily focused on providing more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include, neurorehabilitation, neurobehavioral rehabilitation, specialized nursing, physical, occupational and speech therapies, supported living, outpatient treatment and pre-vocational services.
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
Political and economic trends can also affect our operations. Budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. In the past, certain states in which we operate, including Minnesota, California, Florida, Indiana and Arizona implemented rate reductions, rate freezes and service reductions, in response to state budgetary deficits. In 2017, we expect the overall rate environment to remain stable. Beginning in 2015, West Virginia implemented a redesign of its I/DD Waiver Program. This redesign has resulted in a reduction in our West Virginia net revenue and income from operations during the six months ended March 31, 2017 of $4.7 million and $0.5 million, respectively, as compared to the same period of the prior year. As a result of the redesign, five individual consumers under the I/DD Waiver Program commenced litigation against the Secretary of the State’s Health and Human Resources Department in response to the State’s reduction in their service authorization levels. On September 13, 2016, the District Court for the Southern District of West Virginia issued a preliminary injunction for the five named plaintiffs, endeavoring to restore their service authorization levels to the level that pre-dated the redesign.  On September 30, 2016, the Court certified the class of all the I/DD waiver participants in the State and a motion to expand the protections of the preliminary injunction is pending before the Court. The ultimate outcome of the litigation is unclear, but absent a change in policy we anticipate that our West Virginia operation will experience a reduction in revenue and income from operations, estimated to be in the range of $6.0 to $8.0 million and $2.0 to $4.0 million, respectively, in fiscal 2017 primarily as a result of the annualization of the reductions implemented during fiscal 2016. In the event the preliminary injunction is expanded or a settlement is reached, it could result in an increase in authorization levels.
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
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with a number of organic growth opportunities, particularly within the I/DD segment, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises the new start operating income for such period. During the three months ended March 31, 2017 and 2016, new starts generated operating losses of $1.7 million and $1.9 million, respectively, and operating income of $1.3 million and $1.6 million, respectively. During the six months ended March 31, 2017 and 2016, new starts generated operating losses of $3.6 million and $3.6 million, respectively, and operating income of $2.7 million and $2.0 million, respectively.
Acquisitions
From the beginning of fiscal 2011 through March 31, 2017, we have completed 52 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically do so in the future. Acquisitions could have a material impact on our consolidated financial statements.
During the six months ended March 31, 2017, we acquired the assets of two companies complementary to our business for total consideration of $27.5 million. During the six months ended March 31, 2016, we acquired the assets of eight companies complementary to our business for total cash consideration of $44.3 million.
Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. In connection with these divestitures we recorded impairment charges for intangible assets of $10.4 million in fiscal 2015, exit costs of $2.1 and a loss on sale of $1.3 million during during the first two quarters of fiscal 2016. It was determined that this disposal group did not meet the criteria to be presented as discontinued operations and, as a result, the operating results are included within continuing operating results in the Consolidated Statement of Operations.
Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three months ended March 31, 2017 and 2016, we derived 88% of our net revenue from contracts with state, local and other government payors, and 12% of our net revenue from non-public payors, respectively. During both the six months ended March 31, 2017 and 2016, we derived 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
I/DD Services
Gross Revenues	$241,410	$234,466	$482,607	$466,534
Average Residential Census	8,221	8,016	8,190	8,019
Average Daily Rate	$247.77	$241.61	$246.13	$238.60
Non-Residential Billable Units	3,140,226	3,138,243	6,260,302	6,301,706
Average Non-Residential Billable Unit Rate	$18.50	$18.55	$18.49	$18.47
Gross Revenue Growth %	3.0%		3.4%
Gross Revenue growth due to:
Volume Growth	2.0%		1.4%
Average Rate Growth	1.0%		2.0%
Specialty Rehabilitation Services
Gross Revenues	$78,498	$71,786	$154,429	$140,972
Average Residential Census	1,325	1,253	1,306	1,235
Average Daily Rate	$631.33	$604.65	$623.30	$601.11
Non-residential Billable Units	41,144	38,816	80,853	74,575
Average Non-Residential Billable Unit Rate	$78.10	$73.5	$77.10	$69.06
Gross Revenue Growth %	9.4%		9.5%
Gross Revenue growth due to:
Volume Growth	5.8%		5.9%
Average Rate Growth	3.6%		3.6%
At-Risk Youth Services
Gross Revenues (1)	$35,687	$35,378	$71,653	$78,289
Average Residential Census	2,141	2,152	2,137	2,503
Average Daily Rate	$126.89	$129.28	$127.49	$122.64
Non-residential Billable Units	133,585	125,823	266,450	275,803
Average Non-Residential Billable Unit Rate	$84.14	$79.98	$82.83	$80.15
Gross Revenue Growth %	0.9%		(8.5)%
Gross Revenue growth due to:
Volume Growth	1.4%		(11.5)%
Average Rate Growth	(0.5)%		3.0%
Adult Day Health
Gross Revenues	$12,160	$7,456	$23,508	$13,027
Non-residential Billable Units	694,259	480,174	1,359,213	842,904
Average Non-Residential Billable Unit Rate	$17.51	$15.53	$17.30	$15.45
Gross Revenue Growth %	63.1%		80.5%
Gross Revenue growth due to:
Volume Growth	44.6%		61.3%
Average Rate Growth	18.5%		19.2%
(1) Includes $7.3 million of revenue for the six months ended March 31, 2016 from the operations that were divested during the first half of 2016. There was no ARY revenue related to these divested operations during the three months ended March 31, 2016 or during three and six months ended March 31, 2017.

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
Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Most of our employee caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Our labor costs are generally influenced by levels of service, and these costs can vary in material respects across regions. In addition, our labor costs are expected to rise as a result of recent regulatory actions at both the state and Federal levels. For example, in May 2016, the Federal Department of Labor raised the current base salary minimum to be exempt from overtime pay for all hours worked over 40 hours in a designated work-week from $23,660 ($455 per week) to $47,476 ($913/week) to be effective December 1, 2016, with adjustments thereafter every three years based on a standard metric, with the first adjustment to be no earlier than January 2020 (the “FLSA Final Rule”). On November 22, 2016, the U.S. Federal District Court for the Eastern District of Texas granted a nationwide preliminary injunction enjoining the implementation and enforcement of the FLSA Final Rule. As a result of the injunction, we have delayed the complete implementation of our plan to comply with the FLSA Final Rule, pending the outcome of the injunction and the treatment of the FLSA Final Rule by the new Administration.  However, we did implement during the second quarter of fiscal 2017 some changes that were too far along in implementation prior to the issuance of the injunction. The potential cost in fiscal 2017 associated with these changes is estimated to be approximately $2.7 million. In the event that the injunction is not made permanent and/or the FLSA Final Rule is ultimately determined to be valid and enforceable, we believe we will be prepared to implement the FLSA Final Rule within a reasonable time frame, resulting  in significant additional labor costs in the form of overtime pay for previously exempt employees, increased salaries and additional hires to minimize overtime exposure. The potential annual costs that may be incurred as a result of our compliance with the FLSA Final Rule are difficult to quantify and predict but were previously estimated to be in a range of $7.0 million to $9.0 million annually, including the approximately $2.7 million of expected cost for the changes implemented during the second quarter of fiscal 2017. We will continue to monitor the rulings and the position of the new Administration and work to develop and execute on strategies to mitigate and reduce the impact of the FLSA Final Rule should the injunction be lifted or the matter be otherwise resolved, but there can be no assurance that we will be able to do so.
Occupancy costs represent a significant portion of our operating costs. As of March 31, 2017, we owned 357 facilities and three offices, and we leased 1,712 facilities and 204 offices. We expect occupancy costs to increase during fiscal 2017 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Our business insurance programs include professional and general liability insurance, for which we are self-insured for $3.0 million per claim and $28.0 million in the aggregate, and employment practices liability insurance, for which we are fully self-insured, among others. Professional and general liability expense totaled (0.1)% and 0.4% of gross revenue for the three and six months ended March 31, 2017, respectively, as compared to 1.1% and 1.0% for the three and six months ended March 31, 2016, respectively. We incurred professional and general liability expenses of $(0.4) million and $2.6 million during the three and six months ended March 31, 2017, respectively, and $3.8 million and $6.6 million during the three and six months ended March 31, 2016, respectively. These expenses are incurred in connection with our claims reserves and insurance premiums. The decrease in our professional and general liability expense during the three and six months ended March 31, 2017 as compared to the same periods of the prior year was due to changes in certain assumptions used by our actuaries as a result of positive claims experience. For our employment practices liability, we currently have three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions. We have settled in principle one such complaint subject to court approval of the settlement. The Company maintained an appropriate accrual for the settlement in its consolidated balance sheet as of March 31, 2017. These actions have increased our expenses and it is reasonably possible that they will further increase our expenses, as we are self-insured for employment-practices liability related claims.
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

We have recently begun a comprehensive review of our operations in an effort to identify and eliminate inefficiencies, reduce overtime expenses, and implement cost saving measures throughout the Company. This expense reduction project includes a multi-pronged review of total company-wide expenses, inclusive of labor management and organizational structure. We have engaged outside consultants to assist us with this project and provide recommendations to us regarding ways to optimize our business operations and realize savings. We have incurred $0.4 million and $1.8 million in consulting and severance costs in the three and six months months ended March 31, 2017, respectively, related to this project and expect to incur additional costs related to this project but at this juncture the future costs are not estimable. The cost savings associated with this project are expected to be at least $2.0 million in fiscal year 2017 and by the end of fiscal year 2018 we anticipate annual cost savings of more than $4.0 million.
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Gross revenue	100.0%	100.0%	100.0%	100.0%
Sales adjustments	(1.5)%	(1.0)%	(1.4)%	(1.1)%
Net revenue	98.5%	99.0%	98.6%	98.9%
Cost of revenue	77.6%	76.1%	77.8%	76.8%
Operating expenses:
General and administrative	11.4%	11.5%	11.4%	12.8%
Depreciation and amortization	5.1%	5.3%	5.1%	5.2%
Total operating expense	16.5%	16.8%	16.5%	18.0%
Income from operations	4.4%	6.1%	4.3%	4.1%
Other income (expense):
Other expense, net	0.2%	—%	0.1%	(0.1)%
Interest expense	(2.3)%	(2.4)%	(2.3)%	(2.4)%
Income from continuing operations before income taxes	2.3%	3.7%	2.1%	1.6%
Provision for income taxes	0.9%	1.5%	0.8%	1.3%
Income from continuing operations	1.4%	2.2%	1.3%	0.3%
Loss from discontinued operations, net of tax	—%	(0.1)%	—%	—%
Net income	1.4%	2.1%	1.3%	0.3%
Three Months Ended March 31, 2017 and 2016
Consolidated Overview

	Three Months Ended March 31,		Increase
(in thousands)	2017	2016	(Decrease)
Gross Revenue	$367,755	$349,086	$18,669
Sales Adjustments	(5,356)	(3,403)	(1,953)
Net Revenue	$362,399	$345,683	$16,716
Income from Operations	16,264	21,464	(5,200)
Operating Margin	4.5%	6.1%

Consolidated gross revenue for the three months ended March 31, 2017 increased by $18.7 million, or 5.3%, compared to gross revenue for three months ended March 31, 2016. Gross revenue increased by $9.9 million from organic growth and $8.8 million from acquisitions that closed during and after the first quarter of fiscal 2016. Sales adjustments as a percentage of gross revenue increased by 0.5% from 1.0% during the three months ended March 31, 2016 to 1.5% during the three months ended March 31, 2017. The increase in sales adjustments was primarily due to favorable adjustments to our reserves during the three months ended March 31, 2016 that did not recur.

Consolidated income from operations was $16.3 million for the three months ended March 31, 2017 compared to $21.5 million for the three months ended March 31, 2016. The decrease in income from operations was primarily due to an increase of 1.5% in cost of revenue as a percentage of gross revenue, from 76.1% during the three months ended March 31, 2016, to 77.6% during the three months ended March 31, 2017. The increase in costs of revenues was driven by higher overtime pay as we continue to experience labor pressures in our I/DD and SRS segments, an increase in health insurance expense due to higher enrollment and utilization in our employee health insurance plans, and an increase in client occupancy costs compared to the three months ended March 2016.
I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	241,410	100.0%	234,466	100.0%	6,944
Sales adjustments	(3,948)	(1.6)%	(3,894)	(1.7)%	(54)	0.1%
I/DD net revenue	237,462	98.4%	230,572	98.3%	6,890	0.1%

Cost of revenue:
Direct labor costs	155,458	64.4%	149,427	63.7%	6,031	0.7%
Client program costs	9,707	4.0%	9,586	4.1%	121	(0.1)%
Client occupancy costs	17,130	7.1%	15,539	6.6%	1,591	0.5%
Other direct costs	9,827	4.1%	9,013	3.8%	814	0.3%
Total cost of revenues	192,122	79.6%	183,565	78.2%	8,557	1.4%

General and administrative	12,810	5.3%	11,950	5.1%	860	0.2%
I/DD EBITDA	32,530	13.5%	35,057	15.0%	(2,527)	(1.5)%

Depreciation and amortization	9,391	3.9%	9,501	4.1%	(110)	(0.2)%
Income from Operations	23,139	9.6%	25,556	10.9%	(2,417)	(1.3)%
I/DD gross revenue
I/DD gross revenue for the three months ended March 31, 2017 increased by $6.9 million, or 3.0%, compared to the three months ended March 31, 2016. The increase in I/DD gross revenue included $3.7 million from organic growth and $3.2 million from acquisitions that closed during and after the three months ended March 31, 2016. The organic growth was the result of a 0.9% increase in average billing rates and a 0.7% increase in volume compared to the three months ended March 31, 2016.
I/DD EBITDA

I/DD EBITDA decreased from $35.1 million during the three months ended March 31, 2016 to $32.5 million during the three months ended March 31, 2017. I/DD EBITDA as a percentage of gross revenue decreased from 15.0% during the three months ended March 31, 2016 to 13.5% during the three months ended March 31, 2017. The decrease in our I/DD EBITDA margin was mainly due to an increase in cost of revenues as a percentage of gross revenue compared to the second quarter of the prior year.

I/DD cost of revenues for the three months ended March 31, 2017 increased as a percentage of gross revenue by 1.4%, as compared to the three months ended March 31, 2016. This was primarily due to increases in direct labor costs of 0.7%, and client occupancy costs of 0.5% as a percentage of gross revenue. The increase in direct labor costs as a percentage of gross revenue was due to higher amounts of overtime pay due to vacant positions as we continue to experience increased competition for labor in some markets and an increase in health insurance expense due to higher enrollment and utilization compared to the three months ended March 31, 2016. The increase in client occupancy costs as a percentage of gross revenue was primarily due to increases in rent, utilities, and maintenance expenses.
I/DD general and administrative expenses increased by $0.9 million, or 0.2% of gross revenue, during the three months ended March 31, 2017.
I/DD Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2017 remained consistent as compared to the three months ended March 31, 2016.
SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	78,498	100.0%	71,786	100.0%	6,712
Sales adjustments	(1,255)	(1.6)%	220	0.3%	(1,475)	(1.9)%
SRS net revenue	77,243	98.4%	72,006	100.3%	5,237	(1.9)%

Cost of revenue:
Direct labor costs	40,096	51.1%	35,896	50.0%	4,200	1.1%
Client program costs	5,182	6.6%	5,031	7.0%	151	(0.4)%
Client occupancy costs	8,875	11.3%	8,376	11.7%	499	(0.4)%
Other direct costs	1,856	2.4%	1,633	2.3%	223	0.1%
Total cost of revenue	56,009	71.4%	50,936	71.0%	5,073	0.4%

General and administrative	6,908	8.8%	6,637	9.2%	271	(0.4)%
SRS EBITDA	14,326	18.2%	14,433	20.1%	(107)	(1.9)%

Depreciation and amortization	5,878	7.5%	5,920	8.2%	(42)	(0.7)%
Income from Operations	8,448	10.7%	8,513	11.9%	(65)	(1.2)%
SRS gross revenue
SRS gross revenue for the three months ended March 31, 2017 increased by $6.7 million , or 9.4%, compared to the three months ended March 31, 2016. The increase in SRS gross revenue included $5.7 million from organic growth and $1.0 million from acquisitions that closed during and after the three months ended March 31, 2017. The organic growth was driven by increases in volume of 4.7% and in the average billing rate of 3.3%. The increase in volume was primarily due to lower levels of open occupancy due to the maturation of new programs started in recent years. The increase in average billing rate was primarily due to changes in consumer mix.

SRS EBITDA

SRS EBITDA decreased from $14.4 million during the three months ended March 31, 2016 to $14.3 million during the three months ended March 31, 2017. SRS EBITDA as a percentage of gross revenue decreased from 20.1% during the three months ended March 31, 2016 to 18.2% during the three months ended March 31, 2017. The decrease in our SRS EBITDA margin was primarily due to an increase in net sales adjustments and cost of revenues as percentage of gross revenue, partially offset by a decrease in general and administrative expenses as a percentage of gross revenue compared to the first quarter of the prior year.
Sales adjustments for the three months ended March 31, 2017 increased by $1.5 million, or 1.9% of gross revenue, as compared to the three months ended March 31, 2016.
SRS segment’s cost of revenues for the three months ended March 31, 2017 increased as a percentage of gross revenue by 0.4% as compared to the three months ended March 31, 2016. The increase was primarily due to an increase in direct labor costs of 1.1% as a percentage of gross revenue, partially offset by a decrease in client occupancy costs of 0.4% as a percentage of gross revenue and client program costs of 0.4% as a percentage of gross revenue.  The increase in direct labor costs as a percentage of gross revenue was primarily due to an increase in therapy and nursing consultant costs and overtime pay. The decrease in client occupancy costs as a percentage of revenue was primarily driven by lower levels of open occupancy resulting from the maturation of programs started in recent years. The decrease in client program costs as a percentage of gross revenue was primarily due to a net decrease in expense for the self-insured portion business insurance programs.
SRS general and administrative expenses decreased as a percentage of gross revenue by 0.4% during the three months ended March 31, 2017. The decrease in general and administrative expenses as a percentage of gross revenue was primarily due to our cost containment efforts in administrative staffing, business and office related costs.
SRS Depreciation and amortization expense
Depreciation and amortization expense for the three months ended March 31, 2017 remained consistent as compared to the three months ended March 31, 2016.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	35,687	100.0%	35,378	100.0%	309
Sales adjustments	(27)	(0.1)%	343	1.0%	(370)	(1.1)%
ARY net revenue	35,660	99.9%	35,721	101.0%	(61)	(1.1)%

Cost of revenues	27,181	76.1%	25,727	72.7%	1,454	3.4%
General and administrative	2,983	8.4%	3,529	10.0%	(546)	(1.6)%
ARY EBITDA	5,496	15.4%	6,465	18.3%	(969)	(2.9)%

Depreciation and amortization	1,427	4.0%	1,445	4.1%	(18)	(0.1)%
Income from Operations	4,069	11.4%	5,020	14.2%	(951)	(2.8)%

ARY gross revenue
ARY gross revenue for the three months ended March 31, 2017 increased by $0.3 million, or 0.9%, compared to the three months ended March 31, 2016. The $0.3 million increase in ARY gross revenue was due to a 1.4% increase in volume, offset by a 0.5% decrease in average billing rate.
ARY EBITDA

ARY EBITDA decreased from $6.5 million during the three months ended March 31, 2016 to $5.5 million during the three months ended March 31, 2017. ARY EBITDA as a percentage of gross revenue decreased from 18.3% during the three months ended March 31, 2016 to 15.4% during the three months ended March 31, 2017. The decrease in our ARY EBITDA margin was due to an increase in the cost of revenue as a percentage gross revenue of 3.4%, partially offset by decrease in general and administrative expenses of 1.6% as a percentage of gross revenue compared to the three months ended March 31, 2016. The increase in cost of revenues as a percentage of gross revenue was due to an increase in direct wages and an increase in health insurance expense. The decrease in general and administrative expense as a percentage of gross revenue was primarily due to a decrease in administrative occupancy costs resulting from expenses incurred in connection with closing down the remaining operations associated with the ARY Divestitures in the second quarter of the prior year.
ARY Depreciation and amortization expense
Depreciation and amortization expense for the three months ended March 31, 2017 remained consistent as compared to the three months ended March 31, 2016.
Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$12,160	$7,456	$4,704
Sales adjustments	(126)	(72)	(54)
Corporate and Other net revenue	12,034	7,384	4,650

Cost of revenues	10,206	5,576	4,630
General and administrative	19,086	17,968	1,118
Depreciation and amortization	2,134	1,465	669
Income from Operations	(19,392)	(17,625)	(1,767)
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our Adult Day Health ("ADH") business. ADH gross revenue for the three months ended March 31, 2017 increased by $4.7 million , or 63.1%, compared to the three months ended March 31, 2016. The growth in gross revenue was due to acquisitions that closed during and after the three months ended March 31, 2016.
Corporate and Other cost of revenue
Corporate and Other cost of revenue for the three months ended March 31, 2017 increased as a percentage of gross revenue by 9.1%, as compared to the three months ended March 31, 2016. The increase was due to the impact of an acquisition with a lower operating margin and costs associated with our new starts.

Corporate and Other operating expense
General and administrative expenses for the three months ended March 31, 2017 increased by $1.1 million as compared to three months ended March 31, 2016. The increase in general and administrative expense was primarily due to a $0.6 million increase in stock-based compensation.
Depreciation and amortization expense for the three months ended March 31, 2017 increased by $0.7 million as compared to the three months ended March 31, 2016.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income and mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, was $0.9 million of income for the three months ended March 31, 2017 compared to $0.1 million of expense for the three months ended March 31, 2016. The increase in Other income was primarily due to gains associated with the Company owned life insurance policies during the three months ended March 31, 2017.
Consolidated Provision (benefit) for income taxes
For the three months ended March 31, 2017, our effective income tax rate was 37.9% compared to an effective tax rate of 41.6% for the three months ended March 31, 2016. The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation.
Six Months Ended March 31, 2017 and 2016
Consolidated Overview

	Six Months Ended March 31,		Increase
(in thousands)	2017	2016	(Decrease)
Gross Revenue	$732,197	$698,822	$33,375
Sales Adjustments	(10,404)	(7,392)	(3,012)
Net Revenue	$721,793	$691,430	$30,363
Income from Operations	31,735	28,670	3,065
Operating Margin	4.4%	4.1%

Consolidated gross revenue for the six months ended March 31, 2017 increased by $33.4 million, or 4.8%, compared to gross revenue for six months ended March 31, 2016. Sales adjustments as a percentage of gross revenue increased by 0.3% from 1.1% during the six months ended March 31, 2016 to 1.4% during the six months ended March 31, 2017. Gross revenue increased $20.7 million from acquisitions that closed during and after the six months ended March 31, 2016 and $12.7 million from organic growth. Organic growth was negatively impacted by the ARY Divestitures, which resulted in a decrease of $7.3 million in gross revenue. Excluding the operating results of the ARY Divestitures, gross revenue increased $19.9 million million from organic growth.

Consolidated income from operations was $31.7 million for the six months ended March 31, 2017 compared to $28.7 million for the six months ended March 31, 2016. The increase in income from operations was primarily due to a decrease in general and administrative expenses offset by an increase in cost of revenue as compared to the six months ended March 31, 2016 . The decrease in general and administrative expense was primarily due to a $9.1 million reduction in stock-based compensation expense resulting from a $10.5 million charge recorded during the six months ended March 31, 2016 related to awards under our former equity plan. The increase in the cost of revenue was driven by higher overtime pay as we continue to experience labor pressures in our I/DD and SRS segments, an increase in health insurance expense due to higher enrollment and utilization in our employee health insurance plans, and an increase in client occupancy costs compared to the six months ended March 2016.

I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Six Months Ended March 31,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	482,607	100.0%	466,534	100.0%	16,073
Sales adjustments	(6,897)	(1.4)%	(6,019)	(1.3)%	(878)	(0.1)%
I/DD net revenue	475,710	98.6%	460,515	98.7%	15,195	(0.1)%

Cost of revenue:
Direct labor costs	310,268	64.3%	297,589	63.8%	12,679	0.5%
Client program costs	19,683	4.1%	19,388	4.2%	295	(0.1)%
Client occupancy costs	33,496	6.9%	30,392	6.5%	3,104	0.4%
Other direct costs	20,947	4.3%	19,975	4.3%	972	—%
Total cost of revenues	384,394	79.6%	367,344	78.8%	17,050	0.8%

General and administrative	25,444	5.3%	25,218	5.4%	226	(0.1)%
I/DD EBITDA	65,872	13.7%	67,953	14.5%	(2,081)	(0.8)%

Depreciation and amortization	18,537	3.8%	18,921	4.1%	(384)	(0.3)%
Income from Operations	47,335	9.9%	49,032	10.4%	(1,697)	(0.5)%
I/DD gross revenue
I/DD gross revenue for the six months ended March 31, 2017 increased by $16.1 million, or 3.4%, compared to the six months ended March 31, 2016. The increase in I/DD gross revenue included $8.1 million from organic growth and $8.0 million from acquisitions. The organic growth was the result of a 1.7% increase in average billing rates compared to the six months ended March 31, 2016.
I/DD EBITDA

I/DD EBITDA decreased from $68.0 million during the six months ended March 31, 2016 to $65.9 million during the six months ended March 31, 2017. I/DD EBITDA as a percentage of gross revenue decreased from 14.5% during the six months ended March 31, 2016 to 13.7% during the six months ended March 31, 2017. The decrease in our I/DD EBITDA margin was primarily due to an increase in cost of revenues as a percentage of gross revenue compared to the six months ended March 31, 2016.
I/DD cost of revenue for the six months ended March 31, 2017 increased as a percentage of gross revenue by 0.8%, as compared to the six months ended March 31, 2016. This was primarily due to an increase in direct labor costs of 0.5% and in client occupancy costs of 0.4% as a percentage of gross revenue. The increase in direct labor costs as a percentage of gross revenue was due to higher amounts of overtime pay resulting from vacant positions as we continue to experience increased competition for labor in some markets and an increase in health insurance expense due to higher enrollment and utilization compared to the same period of the prior year. The increase in client occupancy costs as a percentage of gross revenue was primarily due to increases in rent, utilities, and repairs and maintenance costs.
I/DD general and administrative expenses as percentage of gross revenue decreased by 0.1% to 5.3% during the six months ended March 31, 2017.
I/DD Depreciation and amortization expense

Depreciation and amortization expense decreased by $0.4 million as compared to the six months ended March 31, 2016.
SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Six Months Ended March 31,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	154,429	100.0%	140,972	100.0%	13,457
Sales adjustments	(2,886)	(1.9)%	(929)	(0.7)%	(1,957)	(1.2)%
SRS net revenue	151,543	98.1%	140,043	99.3%	11,500	(1.2)%

Cost of revenue:
Direct labor costs	79,070	51.2%	71,017	50.4%	8,053	0.8%
Client program costs	10,713	6.9%	9,983	7.1%	730	(0.2)%
Client occupancy costs	17,195	11.1%	16,268	11.5%	927	(0.4)%
Other direct costs	4,136	2.7%	3,710	2.6%	426	0.1%
Total cost of revenue	111,114	71.9%	100,978	71.6%	10,136	0.3%

General and administrative	13,537	8.8%	12,985	9.2%	552	(0.4)%
SRS EBITDA	26,892	17.4%	26,080	18.5%	812	(1.1)%

Depreciation and amortization	11,625	7.5%	11,812	8.4%	(187)	(0.9)%
Income from Operations	15,267	9.9%	14,268	10.1%	999	(0.2)%
SRS gross revenue
SRS gross revenue for the six months ended March 31, 2017 increased by $13.5 million, or 9.5%, compared to the six months ended March 31, 2016. The increase in SRS gross revenue included $10.7 million from organic growth and $2.8 million from acquisitions that closed during and after the six months ended March 31, 2016. The organic growth was driven by increases in volume of 4.7% and in the average billing rate of 2.8%. The increase in volume was primarily driven by lower levels of open occupancy due to the maturation of new programs started in recent years. The increase in average billing rate was primarily due to changes in consumer mix.
SRS EBITDA

SRS EBITDA increased from $26.1 million during the six months ended March 31, 2016 to $26.9 million during the six months ended March 31, 2017. SRS EBITDA as a percentage of gross revenue decreased from 18.5% during the six months ended March 31, 2016 to 17.4% during the six months ended March 31, 2017. The decrease in our SRS EBITDA margin was due to an increase in net sales adjustments and cost of revenues as a percentage of revenue, partially offset by a decrease in general and administrative expenses as a percentage of gross revenue compared to the six months ended March 31, 2016.
Sales adjustments for the six months ended March 31, 2017 increased by $2.0 million, or 1.2% of gross revenue, as compared to the six months ended March 31, 2016.
SRS segment’s cost of revenues for the six months ended March 31, 2017 increased as a percentage of gross revenue by 0.3% as compared to the six months ended March 31, 2016. The increase was primarily due to an increase in direct labor costs as a percentage of gross revenue of 0.8%, offset by a decrease in client occupancy costs as a percentage of gross revenue of 0.4%.  The increase in direct labor costs as a percentage of gross revenue was primarily due to increases in therapy and nursing consultant costs and overtime pay. The decrease in client occupancy costs as a percentage of revenue was mainly driven by lower levels of open occupancy resulting from the maturation of programs started in recent years.
SRS general and administrative expenses decreased as a percentage of gross revenue by 0.4% during the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. The decrease in general and administrative expenses was primarily due to cost containment efforts in administrative staffing, business and office related costs.
SRS depreciation and amortization expense
Depreciation and amortization expense for the six months ended March 31, 2016 decreased by $0.2 million as compared to the six months ended March 31, 2016.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Six Months Ended March 31,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	71,653	100.0%	78,289	100.0%	(6,636)
Sales adjustments	(236)	(0.3)%	(374)	(0.5)%	138	0.2%
ARY net revenue	71,417	99.7%	77,915	99.5%	(6,498)	0.2%

Cost of revenues	54,443	76.0%	58,940	75.3%	(4,497)	0.7%
General and administrative	6,145	8.6%	9,085	11.6%	(2,940)	(3.0)%
ARY EBITDA	10,829	15.1%	9,890	12.6%	939	2.5%

Depreciation and amortization	2,848	4.0%	2,974	3.8%	(126)	0.2%
Income from Operations	7,981	11.1%	6,916	8.8%	1,065	2.3%
ARY gross revenue
ARY gross revenue for the six months ended March 31, 2017 decreased by $6.6 million, or 8.5%, compared to the six months ended March 31, 2016. The $6.6 million decrease in ARY gross revenue was due to a 11.5% decrease in volume due to the ARY divestitures during the first half of fiscal 2016, slightly offset by a 3.0% increase in billing rate. The ARY divestitures resulted in a decrease of $7.3 million in gross revenue, which was partially offset by an increase in revenue in the remaining ARY states.
ARY EBITDA

ARY EBITDA increased from $9.9 million during the six months ended March 31, 2016 to $10.8 million during the six months ended March 31, 2017. ARY EBITDA as a percentage of gross revenue increased from 12.6% during the six months ended March 31, 2016 to 15.1% during the six months ended March 31, 2017. The increase in our ARY EBITDA margin was mainly due to a decrease in general and administrative expenses as a percentage of gross revenue, partially offset by an increase in cost of revenues as a percentage of gross revenue, compared to the first quarter of the prior year.
ARY cost of revenues for the six months ended March 31, 2017 increased as a percentage of gross revenue by 0.7% as compared to the six months ended March 31, 2016. This was primarily due to increases in direct wages and health insurance expense due to higher enrollment and utilization in our employee health insurance plans compared to the same period of the prior year.
ARY general and administrative expenses as decreased by $2.9 million, or 3.0% of gross revenue, during the six months ended March 31, 2017. The decrease in general and administrative expenses was primarily due to a decrease in administrative occupancy costs resulting from the ARY divestitures and $2.1 million of exit costs recorded during the six months ended March 31, 2016 in connection with these divestitures.
ARY depreciation and amortization expense
Depreciation and amortization expense for the six months ended March 31, 2017 decreased by $0.1 million as compared to the six months ended March 31, 2016.
Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Six Months Ended March 31,
	2017	2016
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$23,508	$13,027	$10,481
Sales adjustments	(385)	(70)	(315)
Corporate and Other net revenue	23,123	12,957	10,166

Cost of revenues	19,543	9,554	9,989
General and administrative	38,453	42,338	(3,885)
Depreciation and amortization	3,975	2,611	1,364
Income from Operations	(38,848)	(41,546)	2,698
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our ADH business. ADH gross revenue for the six months ended March 31, 2017 increased by $10.5 million, or 80.5%, compared to the six months ended March 31, 2016. The increase in gross revenue included $9.8 million from acquisitions that closed during and after the six months ended March 31, 2016 and $0.7 million from organic growth.
Corporate and Other cost of revenue
Corporate and Other cost of revenue for the six months ended March 31, 2017 increased as a percentage of gross revenue by 9.8%, as compared to the six months ended March 31, 2016. The increase was primarily due to the impact of an acquisition with lower operating margins and costs associated with our new start programs.
Corporate and Other operating expense
General and administrative expenses for the six months ended March 31, 2017 decreased by $3.9 million as compared to six months ended March 31, 2016. This was primarily due to $9.1 million reduction in stock-based compensation expense resulting from a $10.5 million charge recorded during the six months ended March 31, 2016 related to awards under our former equity plan. The decrease in general and administrative costs was partially offset by the impact of a $2.9 million favorable adjustment to acquisition related contingent consideration liabilities recorded during the six months ended March 31, 2016.
Depreciation and amortization expense for the six months ended March 31, 2017 increased by $1.4 million, or a decrease of 3.1% as a percentage of revenue as compared to the six months ended March 31, 2016.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income and mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, was $0.9 million of income for the six months ended March 31, 2017 compared to $1.0 million of expense for the six months ended March 31, 2016. Other income of $0.9 million for the six months ended March 31, 2017 was primarily the result of gains associated with our Company owned life insurance policies. Other expense of $1.0 million for the six months ended March 31, 2016 was due to a $1.3 million loss recorded on the sale of our ARY operations in the state of North Carolina.
Consolidated Provision (benefit) for income taxes
For the six months ended March 31, 2017, our effective income tax rate was 39.1% compared to an effective tax rate of 81.8% for the six months ended March 31, 2016. The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. The change in the effective tax rate during the six months ended March 31, 2017 compared to the six months ended March 31, 2016 is primarily due to a $10.5 million of stock-based compensation charge related to certain awards under our former equity compensation plan that vested in October 2015. This expense was not deductible for tax purposes and was considered a discrete item. Therefore, the entire impact of the expense on income taxes was recorded during the six months ended March 31, 2016 which resulted in an abnormally high tax rate.
Liquidity and Capital Resources
Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand, available borrowings under our senior revolver and proceeds from the sale of equity securities. We intend to pursue a repricing of our term loan facility to lower our applicable interest rate and generate savings on our interest expense.
Operating activities
Net cash provided by operating activities was $23.0 million for the six months ended March 31, 2017, compared to cash provided by operating activities of $31.9 million for the six months ended March 31, 2016. The decrease in cash provided by operating activities was primarily attributable to changes in working capital items during the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. The changes in working capital items were primarily due to timing differences and an increase in average days sales outstanding ("DSO") of accounts receivable compared to the six months ended March 31, 2016.
Investing activities
Net cash used in investing activities was $46.4 million and $62.4 million for the six months ended March 31, 2017 and 2016, respectively. Cash paid for property and equipment for the six months ended March 31, 2017 was $20.8 million, or 2.9% of net revenue, compared to $19.0 million, or 2.8% of net revenue, for the six months ended March 31, 2016. During the six months ended March 31, 2017 we paid $27.4 million for two acquisitions. During the six months ended March 31, 2016, we paid $44.3 million for eight acquisitions.
Financing activities
Net cash used in financing activities was $10.1 million for the six months ended March 31, 2017 as compared to $4.1 million for the six months ended March 31, 2016.
At March 31, 2017, we had no outstanding loans and $117.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver, which reduce the availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of March 31, 2017, $47.4 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.
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

Debt and Financing Arrangements
Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMHH, wholly-owned subsidiaries of Civitas, entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”). The senior credit agreement, as amended, governs a $655.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). As of March 31, 2017, NMHI had $635.8 million of borrowings under the term loan and no borrowings under the senior revolver. The aggregate amount of the revolving commitment under the senior revolver as of March 31, 2017 was $120.0 million, and we had $2.9 million of letters of credit and $117.1 million of availability under the senior revolver.
Covenants
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of March 31, 2017 and September 30, 2016. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI's usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio stepped down to 5.00 to 1.00 during the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of March 31, 2017 or September 30, 2016 as NMHI's usage of the senior revolver did not exceed the threshold for those quarters.
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

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to our markets, demand for our services, the political climate and budgetary and rate environment, the impact of the redesign of the I/DD Waiver program in West Virginia, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, our plans to reprice our existing term loan facility, the impact of our business optimization and cost savings project, our margins, the impact of litigation, our liquidity and our labor costs, including the impact of the FLSA Final Rule. Terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or similar expressions are intended to identify these forward looking statements. These statements are only predictions. Actual events or results may differ materially.
The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is not possible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in our Annual Report on Form 10-K for the year ended September 30, 2016, as well as the following:

•	reductions or changes in Medicaid or other funding or changes in budgetary priorities by federal, state and local governments;

•	substantial claims, litigation and governmental proceedings;

•	an increase in labor costs or labor-related liability;

•	reductions in reimbursement rates, policies or payment practices by our payors;

•	matters involving employees that expose us to potential liability;

•	our ability to maintain effective internal controls;

•	our ability to attract and retain experienced personnel;

•	our ability to comply with complicated billing and collection rules and regulations;

•	failure to comply with reimbursement procedures and collect accounts receivable;

•	our substantial amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•	our ability to complete, and the timing of, a repricing of our term loan facility;

•	our history of losses;

•	changes in economic conditions;

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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points; plus 2.25%; or (ii) the Eurodollar rate for a one, two, three or six month period at our option (subject to a LIBOR floor of 1.00%); plus 3.25% A 1% increase in the interest rate on our floating rate debt as of March 31, 2017 would have increased cash interest expense on the floating rate debt by approximately $6.5 million per annum, without giving effect to the interest rate swap agreement discussed below.
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

(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Finally, we are also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation and claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws. The Company currently has three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-action. We have settled in principle one such complaint subject to court approval of the settlement. The Company maintained an appropriate accrual for the settlement in its consolidated balance sheet as of March 31, 2017.
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

There are currently three pending complaints in California state court that allege certain wage and hour violations of California laws and seek to be designated as class-actions. We have settled in principle one such complaint subject to court approval of the settlement. The Company maintained an appropriate accrual for the settlement in its consolidated balance sheet as of March 31, 2017.
.
For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended September 30, 2016.

Item 2.	Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during the three months ended March 31, 2017.

Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended March 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
01/1/2017 - 01/31/2017	91	$20.00
02/01/2017 - 02/28/2017	569	$18.70
03/01/2017 - 03/31/2017	661	$19.85
(1) Our employees surrendered an aggregate of 1,321 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended March 31, 2017.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

May 10, 2017	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith