Form 10-Q
period 2017-06-30
Civitas Solutions, Inc.
filed 2017-08-09
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, there were 37,362,925 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$26,103	$50,683
Restricted cash	295	1,046
Accounts receivable, net of allowances of $14,794 and $11,863 at June 30, 2017 and September 30, 2016	159,154	155,767
Deferred tax assets, net	15,956	18,013
Prepaid expenses and other current assets	26,166	20,841
Total current assets	227,674	246,350
Property and equipment, net	179,717	175,008
Intangible assets, net	300,415	302,229
Goodwill	288,590	273,660
Restricted cash	50,000	50,000
Other assets	34,709	38,911
Total assets	$1,081,105	$1,086,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,387	$32,131
Accrued payroll and related costs	72,880	78,082
Other accrued liabilities	43,142	51,680
Obligations under capital lease, current	592	549
Current portion of long-term debt	6,554	6,554
Total current liabilities	153,555	168,996
Other long-term liabilities	78,284	81,466
Deferred tax liabilities, net	51,836	59,686
Obligations under capital lease, less current portion	4,562	5,012
Long-term debt, less current portion	621,024	625,408
Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,331,714 and 37,214,758 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	373	372
Additional paid-in capital	300,474	294,295
Accumulated loss on derivatives, net of taxes of $344 and $2,418 at June 30, 2017 and September 30, 2016, respectively	(506)	(3,561)
Accumulated deficit	(128,497)	(145,516)
Total stockholders’ equity	171,844	145,590
Total liabilities and stockholders’ equity	$1,081,105	$1,086,158
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$372,345	$353,963	$1,094,138	$1,045,393
Cost of revenue	292,498	274,569	861,992	811,385
Operating expenses:
General and administrative	40,413	42,988	123,992	132,614
Depreciation and amortization	19,161	18,634	56,146	54,952
Total operating expenses	59,574	61,622	180,138	187,566
Income from operations	20,273	17,772	52,008	46,442
Other income (expense):
Other income (expense), net	(149)	(140)	762	(1,098)
Interest expense	(8,339)	(8,493)	(25,117)	(25,530)
Income from continuing operations before income taxes	11,785	9,139	27,653	19,814
Provision for income taxes	4,424	4,296	10,634	13,032
Income from continuing operations	7,361	4,843	17,019	6,782
Loss from discontinued operations, net of tax	—	(27)	—	(255)
Net income	$7,361	$4,816	$17,019	$6,527
Income per common share, basic
Income from continuing operations	$0.20	$0.13	$0.46	$0.18
Loss from discontinued operations, net of tax	$—	$—	$—	$—
Net income	$0.20	$0.13	$0.46	$0.18
Income per common share, diluted
Income from continuing operations	$0.20	$0.13	$0.45	$0.18
Loss from discontinued operations, net of tax	$—	$—	$—	$—
Net income	$0.20	$0.13	$0.45	$0.18

Weighted average number of common shares outstanding, basic	37,323,458	37,108,486	37,278,760	37,101,968
Weighted average number of common shares outstanding, diluted	37,495,488	37,252,344	37,413,264	37,247,784
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$7,361	$4,816	$17,019	$6,527
Other comprehensive income (loss), net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge, including a tax effect of ($339) and $2,074 for the three and nine months ended June 30, 2017, respectively, and ($595) and ($1,699) for the three and nine months ended June 30, 2016	(499)	(877)	3,055	(2,503)
Comprehensive income	$6,862	$3,939	$20,074	$4,024
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Income (Loss) on Derivatives	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2016	37,214,758	$372	$294,295	$(3,561)	$(145,516)	$145,590
Issuance of common stock under employee incentive plans, net of shares surrendered	116,956	1	(79)	—	—	(78)
Stock-based compensation	—	—	6,596	—	—	6,596
Tax shortfall from stock-based compensation awards	—	—	(338)	—	—	(338)
Other comprehensive income, net of tax	—	—	—	3,055	—	3,055
Net income	—	—	—	—	17,019	17,019
Balance at June 30, 2017	37,331,714	$373	$300,474	$(506)	$(128,497)	$171,844

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Operating activities:
Net income	$17,019	$6,527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	13,940	10,834
Depreciation and amortization	56,146	54,985
Amortization original issue discount and financing costs	1,407	1,379
Stock-based compensation	6,596	15,200
Deferred income taxes	(8,205)	2,476
Loss on disposal of assets	327	722
Gain from company owned life insurance policy	(501)	—
Change in fair value of contingent consideration	194	(556)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,327)	(27,356)
Other assets	8,280	(7,393)
Accounts payable	(1,896)	3,881
Accrued payroll and related costs	(5,202)	(4,156)
Other accrued liabilities	2,424	7,462
Other long-term liabilities	(3,182)	(3,364)
Net cash provided by operating activities	70,020	60,641
Investing activities:
Acquisition of businesses, net of cash acquired	(42,432)	(44,481)
Purchases of property and equipment	(32,981)	(31,655)
Deposit on acquisition	(9,451)	—
Change in restricted cash	751	(121)
Proceeds from company owned life insurance policy	738	—
Proceeds from sale of assets	1,164	1,219
Net cash used in investing activities	(82,211)	(75,038)
Financing activities:
Repayments of long-term debt	(4,916)	(4,916)
Proceeds from borrowings under senior revolver	4,100	45,900
Repayments of borrowings under senior revolver	(4,100)	(45,900)
Repayments of capital lease obligations	(407)	(371)
Cash paid for earn-out obligations	(6,109)	(3,565)
Payments of deferred financing costs	(878)	—
Issuance of common stock under employee equity incentive plans	357	142
Tax windfall from stock-based compensation	—	745
Taxes paid related to net share settlements of equity awards	(436)	(82)
Net cash used in financing activities	(12,389)	(8,047)
Net decrease in cash and cash equivalents	(24,580)	(22,444)
Cash and cash equivalents at beginning of period	50,683	41,690
Cash and cash equivalents at end of period	$26,103	$19,246
Supplemental disclosure of cash flow information
Cash paid for interest	$23,261	$23,664
Cash paid for income taxes	$13,493	$11,993
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$946	$1,166
Tenant reimbursements for leasehold improvements	$—	$2,130

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2017
(Unaudited)

1. Business Overview
Civitas Solutions, Inc. ("Civitas"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading provider of home- and community-based health and human services to must-serve individuals with a range of intellectual, developmental, behavioral and/or medically complex disabilities and challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), and elders in need of day health services to support their independence, or adult day health (“ADH”). Since the Company’s founding in 1980, the Company’s operations have grown to 36 states. The Company provides residential services to approximately 11,800 clients and more than 18,600 clients receive periodic services from the Company in non-residential settings.
The Company designs customized service plans to meet the individual needs of its clients, which it delivers in home- and community-based settings. Most of the Company’s service plans involve residential support, typically in small group homes, host home settings, or specialized community facilities, designed to improve an individual's quality of life and to promote independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based and outpatient therapeutic services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. The Company’s customized service plans offer its clients as well as the payors of these services, an attractive, cost-effective alternative to health and human services provided in large, institutional settings.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2017 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
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

On October 1, 2016, the Company adopted ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. As a result of the retrospective adoption of this standard, the Company recast its balance sheet presentation to reflect $5.9 million of deferred financing costs as of September 30, 2016 as a direct deduction to the carrying amount of its long-term debt. Prior to the adoption these costs were included within Other Assets.
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
Income Taxes— In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The Company is planning to adopt this standard as of July 1, 2017. As of June 30, 2017 and September 30, 2016, the Company had current deferred tax assets, net of current deferred tax liabilities, of $16.0 million and $18.0 million, respectively.
Leases— In February 2016, the FASB issued ASU No. 2016-02—Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The standard is to be applied using a modified retrospective approach and will be effective for the Company on October 1, 2019. The adoption of this standard is expected to have a material impact on the Company's financial position. As of September 30, 2016, the Company had gross operating lease commitments of approximately $284.1 million. Upon adoption, a substantial portion of these lease commitments will be recorded at their net present value as a right of use asset and a lease obligation.

Stock Compensation— In March 2016, the FASB issued ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard will be effective for the Company on October 1, 2017. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

Statement of Cash Flows— In November 2016, the FASB issued ASU No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be effective for the Company on October 1, 2018. As of June 30, 2017 and September 30, 2016, the Company had total restricted cash amounts of $50.3 million and $51.0 million, respectively. The Company is currently evaluating the method and timing of the adoption of this standard.

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

Intangibles—Goodwill and Other— In January 2017, the FASB issued ASU No. 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill. The new standard is effective for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill tests performed on testing dates after January 1, 2017. The Company is planning to adopt this standard as of July 1, 2017 and currently evaluating the potential impact.
4. Long-Term Debt
As of June 30, 2017 and September 30, 2016, the Company’s long-term debt consisted of the following:

(in thousands)	June 30, 2017	September 30, 2016
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$634,115	$639,030
Original issue discount on term loan, net of accumulated amortization	(970)	(1,178)
Deferred financing costs, net of accumulated amortization	(5,567)	(5,890)
	627,578	631,962
Less current portion	6,554	6,554
Long-term debt	$621,024	$625,408

Senior Secured Credit Facilities
NMHI's senior credit agreement (the “senior credit agreement”), as amended, governs a $655.0 million Tranche B term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility has a 7 year maturity and the senior revolver has a 5 year maturity from the effective date, or January 31, 2014. All of the obligations under the senior secured credit facilities are guaranteed by NMHH and the subsidiary guarantors named therein. The senior credit agreement provides that NMHI may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.
On May 25, 2017, NMHI entered into Amendment No. 5 to its senior credit agreement (the "repricing amendment"). Under the terms of the repricing amendment, the applicable interest margin for the term loan facility under the senior credit agreement decreased by 25 basis points for both alternate base rate ("ABR") borrowings and Eurodollar borrowings, and reduced the Eurodollar floor by 25 basis points. The repricing amendment also reset the period during which a 1.0% prepayment premium may be repriced for a repricing transaction (as defined in the senior credit agreement) until one year after the effective date of the repricing amendment.
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of June 30, 2017, NMHI had no loans under the senior revolver and $47.4 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of letters of credit issued under the senior revolver.
As a result of the repricing amendment, borrowings under the term loan facility bear interest, at our option, at: (i) an alternate base rate ("ABR") equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points (provided that the ABR rate applicable to the term loan facility will not be less than 2.00% per annum), plus 2.00%; or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 0.75% per annum), plus 3.00%. Borrowings under the revolving and swingline loans bear interest at our option at (i) an alternate base rate ("ABR") equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points (provided that the ABR rate applicable to the term loan facility will not be less than 2.00% per annum), plus 2.25%; or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 0.75% per annum), plus 3.25%. NMHI is also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. NMHI must also pay customary letter of credit fees.
The senior credit agreement requires NMHI to make mandatory prepayments, subject to certain exceptions, on a percentage of NMHI's annual Excess Cash Flow, as defined in the senior credit agreement. NMHI determines whether or not a mandatory prepayment is required at the end of each fiscal year. NMHI was not required to make a prepayment for the fiscal year ended September 30, 2016.
Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio stepped down to 5.00 to 1.00 during the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of June 30, 2017 or September 30, 2016 as NMHI’s outstanding borrowings on the senior revolver did not exceed the threshold.
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

The fair value of the swap agreements, representing the price that would be received to transfer the liability in an orderly transaction between market participants, was $0.9 million and $6.0 million as of June 30, 2017 and September 30, 2016, respectively. The fair value was recorded in Other accrued liabilities and was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. There was no ineffectiveness associated with the swap during the nine months ended June 30, 2017, nor was any amount excluded from ineffectiveness testing for the period.

5. Stock-Based Compensation

2014 Plan

Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). As of June 30, 2017, the 2014 Plan authorized the issuance of up to 6,663,240 shares of common stock as stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock units (“RSUs”) and performance based restricted stock units ("PRSUs").

Stock Options

Stock option activity for the nine months ended June 30, 2017 is presented below:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	709,832	$19.42
Granted	314,757	16.87
Exercised	35,196	17.00
Forfeited	72,400	19.19
Expired	2,864	25.41
Outstanding at June 30, 2017	914,129	$18.64	8.1	$408
Exercisable at June 30, 2017	352,597	$18.49	7.0	$154
Vested or expected to vest as of June 30, 2017	887,482	$18.64	8.0	$395

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the 2014 Plan during the nine months ended June 30, 2017 were valued using the following assumptions:

2017
Risk-free interest rate	1.83% - 2.08%
Expected term	6 years
Expected volatility	36.16% - 36.21%
Expected dividend yield	—%

The Company recognizes the fair value of the stock option awards as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period.

Restricted Stock Unit Awards (RSUs)

Restricted stock unit activity for the nine months ended June 30, 2017 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2016	442,528	$21.24
Granted	530,660	17.73
Forfeited	70,205	19.26
Vested	119,823	22.46
Non-vested units at June 30, 2017	783,160	$18.85

The fair value of each restricted stock unit was determined based on the Company's closing stock price on the date of grant. The Company recognizes the fair value of the RSUs as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period.

Performance Based Restricted Stock Units (PRSUs)

During the nine months ended June 30, 2017, the Company awarded 45,624 PRSUs under the 2014 Plan. The number of PRSUs earned is determined based on the Company's attainment of predefined performance targets set by the Compensation Committee. The number of PRSUs earned will be determined based on the Company's actual performance against established performance targets during the three year performance period (the “Performance Condition”). The number of PRSUs earned based on the Performance Condition may range from 0% to 200% of the initial award. All of the PRSUs will be settled in shares of the Company’s common stock, which will be issued following the end of the three-year performance period, subject to the actual achievement of the predefined performance targets. The per share fair value of the PRSUs was determined based on the Company's closing stock price on the date of grant. To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned.

A summary of PRSU activity for the nine months ended June 30, 2017 is as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2016	42,467	$19.84
Granted	45,624	19.85
Forfeited	3,586	19.84
Vested	—	—
Non-vested units at June 30, 2017	84,505	$19.84

The Company recorded stock-based compensation expense for stock options, RSUs and PRSUs under the 2014 Plan of $2.2 million and $6.6 million during the three and nine months ended June 30, 2017, respectively, and $1.8 million and $4.7 million during the three and nine months ended June 30, 2016, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations.

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
Fiscal 2017 Acquisitions
During the nine months ended June 30, 2017, the Company acquired the assets of eight companies complementary to its business for a total cash consideration of $42.5 million.
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
Rainbow Adult Day Health ("Rainbow ADH"). On March 1, 2017, the Company acquired the assets of Rainbow ADH for $24.6 million. Rainbow ADH is located in Maryland and provides adult day health services. The Company acquired $13.3 million of identified intangible assets which included $11.3 million of agency contracts with a weighted average useful life of 12 years, $2.0 million of licenses and permits with a weighted average useful life of 10 years. In addition, the Company acquired total tangible assets of $1.5 million, consisting primarily of vehicles. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of this acquisition, the Company recorded $9.9 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.
JLH Enterprises, Chippewa Valley, Inc ("JLH"). On June 1, 2017, the Company acquired the assets of JLH for $1.5 million. JLH is located in Wisconsin and is engaged in the business of providing residential services, supported living services, day program services and similar services to individuals with developmental disabilities and similar conditions. The Company acquired $1.3 million of identified intangible assets, all of which were agency contracts with a weighted average useful life of 12 years. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Mi Casa es Su Casa, Inc. ("Mi Casa"). On June 9, 2017, the Company acquired the assets of Mi Casa for $4.9 million. Mi Casa is located in New Jersey and provides adult day health services. The Company acquired $3.0 million of identified intangible assets which included $2.5 million of agency contracts with a weighted average useful life of 12 years. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of this acquisition, the Company recorded $1.9 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.
Harbor Rehabilitation, LLC ("Harbor Rehab"). On June 12, 2017, the Company acquired the assets of Harbor Rehab for $2.1 million. Harbor Rehab is located in Michigan and provides physical therapy, rehabilitation and related services to individuals with injuries or impairments. The Company acquired $1.6 million of identified intangible assets which included $1.1 million of agency contracts with a weighted average useful life of 12 years. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of this acquisition, the Company recorded $0.5 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
Brockton and Stoughton Adult Medical Day Care Center, Inc. ("Brockton Stoughton ADH"). On June 26, 2017, the Company acquired the assets of Brockton Stoughton ADH for $6.3 million. Brockton Stoughton ADH is located in Massachusetts and provides adult day health services. The Company acquired $4.0 million of identified intangible assets which included $3.4 million of agency contracts with a weighted average useful life of 12 years. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of this acquisition, the Company recorded $2.1 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.
Other Acquisitions. During fiscal 2017, the Company acquired the assets of Hope Homes, Inc. ("Hope Homes") and Res-Care Wisconsin, Inc. ("Res-Care"). Hope Homes provides residential and day program services for individuals with developmental disabilities in Ohio and Res-Care provides adult family home residential services to elderly individuals in Wisconsin. Both acquisitions are included in our I/DD segment. Total cash consideration for these companies was $0.4 million.

(in thousands)	Identifiable Intangible Assets	Tangible Assets	Total Identifiable Assets	Goodwill	Purchase Consideration
Loma Linda	$2,225	$33	$2,258	$483	$2,741
Rainbow ADH	13,260	1,497	14,757	9,873	24,630
JLH	1,301	60	1,361	136	1,497
Mi Casa	2,960	59	3,019	1,921	4,940
Harbor Rehab	1,642	—	1,642	461	2,103
Brockton Stoughton ADH	4,000	195	4,195	2,055	6,250
Other acquisitions	246	99	345	7	352
Total	$25,634	$1,943	$27,577	$14,936	$42,513

The Company has not disclosed revenue or income from operations from these acquisitions for the three and nine months ended June 30, 2017 because they are immaterial.

Fiscal 2017 Pro Forma Results of Operations

The following table reflects the unaudited pro forma results of operations for the three and nine months ended June 30, 2017  and 2016 assuming that the acquisitions made during the three and nine months ended June 30, 2017 and 2016 had occurred on October 1, 2015 and 2014, respectively.

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$375,285	$363,971	$1,113,093	$1,089,813
Net income	7,685	5,897	19,198	11,611

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

The changes in goodwill for the nine months ended June 30, 2017 are as follows (in thousands):

	I/DD	SRS	ARY	Corporate and Other	Total
Balance as of September 30, 2016	$104,155	$81,909	$73,464	$14,132	$273,660
Impact of segment change	35,212	—	(35,212)	—	—
Goodwill acquired through acquisitions	626	461	—	13,849	14,936
Acquisition adjustments	—	—	—	(6)	(6)
Balance as of June 30, 2017	$139,993	$82,370	$38,252	$27,975	$288,590
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
Intangible Assets
Intangible assets consist of the following as of June 30, 2017 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$521,172	$282,066	$239,106
Non-compete/non-solicit agreements	1 year	7,003	5,009	1,994
Relationship with contracted caregivers	—	7,521	7,521	—
Trade names	2 years	6,658	4,607	2,051
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	53,180	41,716	11,464
Intellectual property	—	452	452	—
		$641,786	$341,371	$300,415
Intangible assets consist of the following as of September 30, 2016 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$499,652	$257,104	$242,548
Non-compete/non-solicit	2 years	6,438	4,432	2,006
Relationship with contracted caregivers	—	7,521	7,505	16
Trade names	2 years	6,516	4,014	2,502
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	49,773	40,416	9,357
Intellectual property	—	452	452	—
		$616,152	$313,923	$302,229

Amortization expense was $9.4 million and $27.4 million for the three and nine months ended June 30, 2017, respectively, and $10.1 million and $29.2 million for the three and nine months ended June 30, 2016, respectively.
The estimated remaining amortization expense related to intangible assets with finite lives for the three months remaining in fiscal 2017 and each of the four succeeding years and thereafter is as follows:

Year Ended September 30,	(in thousands)
2017	$9,363
2018	37,492
2019	37,561
2020	36,507
2021	32,894
Thereafter	100,798
Total	$254,615
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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$(850)	$—	$(850)	$—

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
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities (acquisition related contingent consideration) measured on a recurring basis for the six months ended March 31, 2017. The three months ended June 30, 2017 is excluded from the table because the associated contingent consideration obligations were settled as of March 31, 2017.

(in thousands)	Six Months Ended March 31, 2017
Balance at September 30, 2016	$5,915
Fair value adjustment	375
Balance at December 31, 2016	$6,290
Fair value adjustment	(181)
Payment	(6,109)
Balance at March 31, 2017	$—
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities (acquisition related contingent consideration) measured on a recurring basis for the nine months ended June 30, 2016.

(in thousands)	Nine Months Ended June 30, 2016
Balance at September 30, 2015	$9,075
Present value accretion	(211)
Cassell fair value adjustment	(2,945)
Balance at December 31, 2015	$5,919
Payment	(1,307)
Balance at March 31, 2016	$4,612
Cassell and Mass ADH fair value adjustment	2,600
Payment	(2,258)
Balance at June 30, 2016	$4,954

As of June 30, 2017 the Company had no contingent consideration liability. As of September 30, 2016, the Company had $5.9 million of contingent consideration liabilities, which was reflected in Other accrued liabilities.

At June 30, 2017 and September 30, 2016, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
9. Income Taxes
The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period. The rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. For the three and nine months ended June 30, 2017, the Company’s effective income tax rate was 37.5% and 38.5%, respectively, as compared to an effective tax rate of 47.0% and 65.8%, respectively, for the three and nine months ended June 30, 2016. The higher effective tax rate for the three and nine months ended June 30, 2016 is primarily due to $10.5 million of stock-based compensation expense related to certain awards under our former equity compensation plan that vested in October 2015, which was not deductible for tax purposes.
The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2014. The Company did not have a reserve for uncertain income tax positions at June 30, 2017 and September 30, 2016. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.
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

The Company evaluates performance based on EBITDA. EBITDA for each segment is defined as income (loss) from continuing operations for the segment before income taxes, before depreciation and amortization, and interest income (expense).

Activities classified as “Corporate and Other” in the table below relate to the results of our ADH operating segment and unallocated home office expenses, management fees, and stock-compensation expense. Total assets included in the Corporate and Other segment include assets associated with our ADH operating segment and assets maintained by our corporate entity including cash, restricted cash, and other current and non-current assets.

The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended June 30,	I/DD	SRS	ARY	Corporate and Other	Consolidated
2017
Net revenue	$243,496	$77,758	$35,368	$15,723	$372,345
EBITDA	34,098	13,778	5,786	(14,377)	39,285
Total assets	469,612	261,129	85,393	264,971	1,081,105
Depreciation and amortization	9,451	5,858	1,407	2,445	19,161
Purchases of property and equipment	7,093	2,865	329	1,899	12,186
2016(1)
Net revenue	$233,836	$73,506	$35,364	$11,257	$353,963
EBITDA	34,161	14,391	5,993	(18,282)	36,263
Depreciation and amortization	9,717	5,827	1,433	1,657	18,634
Purchases of property and equipment	5,444	2,497	692	4,003	12,636

(1) The previously reported segment information for the three months ended June 30, 2016 has been revised to reflect the new composition of the reportable segments.

A reconciliation of EBITDA to income from continuing operations before income taxes on a consolidated basis is as follows (in thousands):

	For the three months ended June 30,
	2017	2016
EBITDA	$39,285	$36,263
Less:
Depreciation and amortization	19,161	18,634
Interest expense, net	8,339	8,490
Income from continuing operations before income taxes	$11,785	$9,139
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the nine months ended June 30,	I/DD	SRS	ARY	Corporate and Other	Consolidated
2017
Net revenue	$719,207	$229,301	$106,784	$38,846	$1,094,138
EBITDA	99,971	40,670	16,614	(48,344)	108,911
Total assets	469,612	261,129	85,393	264,971	1,081,105
Depreciation and amortization	27,988	17,483	4,255	6,420	56,146
Purchases of property and equipment	18,390	8,016	961	5,614	32,981
2016(2)
Net revenue	$694,351	$213,549	$113,279	$24,214	$1,045,393
EBITDA	102,114	40,471	15,883	(58,402)	100,066
Depreciation and amortization	28,638	17,639	4,407	4,268	54,952
Purchases of property and equipment	15,327	7,774	1,508	7,046	31,655

(2) The previously reported segment information for the nine months ended June 30, 2016 has been revised to reflect the new composition of the reportable segments.

A reconciliation of EBITDA to income from continuing operations before income taxes on a consolidated basis is as follows (in thousands):

	For the nine months ended June 30,
	2017	2016
EBITDA	$108,911	$100,066
Less:
Depreciation and amortization	56,146	54,952
Interest expense, net	25,112	25,300
Income from continuing operations before income taxes	$27,653	$19,814
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state operation, which is included in the I/DD segment, accounted for approximately 15% of the Company’s net revenue for the three and nine months ended June 30, 2017 and 2016.

11. Disposition of Business

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. These operations were included in the ARY segment. On December 1, 2015, the Company completed the sale of its ARY operations in the state of North Carolina. As consideration, the buyer assumed our lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million. The closures of the ARY operations in Florida and Louisiana were complete as of December 31, 2015 and the closures of our ARY operations in Indiana and Texas were completed in January 2016. During the nine months ended June 30, 2016, the Company recorded cash charges of approximately $2.1 million, consisting of severance costs of $0.5 million and lease termination costs of $1.6 million.

The Company assessed the disposal group under the guidance of ASU 2014-08, Discontinued Operations and Disclosures of Disposals of Components of an Entity and concluded that the closure of the disposal group does not represent a "strategic shift" and therefore has not been classified as discontinued operations for any of the periods presented. However, the Company has concluded that the disposal group was an individually significant disposal group. There were no operating results for the disposal group during the three and nine months ended June 30, 2017. Pretax losses of the disposal group were $0.2 million and $5.8 million for the three and nine months ended June 30, 2016, respectively. Pretax losses of the disposal group for the three and nine months ended June 30, 2016 included exit costs of $2.1 million disclosed above.

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
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except share and per share amounts)	2017	2016	2017	2016
Numerator
Net income	$7,361	$4,816	$17,019	$6,527
Denominator
Weighted average shares outstanding, basic	37,323,458	37,108,486	37,278,760	37,101,968
Weighted average common equivalent shares	172,030	143,858	134,504	145,816
Weighted average shares outstanding, diluted	37,495,488	37,252,344	37,413,264	37,247,784
Net income per share, basic	$0.20	$0.13	$0.46	$0.18
Net income per share, diluted	$0.20	$0.13	$0.45	$0.18
Equity instruments excluded from diluted net income per share calculation as the effect would have been anti-dilutive:
Stock options	936,459	699,171	891,187	483,620
Restricted stock units	129,440	129,252	99,489	111,435

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

The Company is also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws, and claims for discrimination, wrongful discharge or retaliation. The Company currently has three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-action. One such wage and hour complaint has been settled and preliminarily approved by the court. The Company's policy is to accrue for all probable and estimable claims using information available at the time the financial statements are issued. Actual claims could settle in the future at materially different amounts due to the nature of litigation.

14. Subsequent Events

On July 1, 2017, the Company acquired the assets of Country Life Care Center ("Country Life") for cash consideration of $9.5 million. Country Life is a rehabilitation and post acute care facility located in Utah and is included in the Company's Specialty Rehabilitation Services business.

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

Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with a range of intellectual, developmental, behavioral and/or medically complex disabilities and challenges. Since our founding, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 36-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities ("I/DD"), individuals with catastrophic injuries and illnesses, particularly acquired brain injury ("ABI"), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth ("ARY"), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of June 30, 2017, we operated in 36 states, serving approximately 11,800 clients in residential settings and more than 18,600 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as, an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.

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
Political and economic trends can also affect our operations. Reductions or changes in Medicaid funding or changes in budgetary priorities by the federal, state and local governments that pay for our services could have a material adverse effect on our revenue and profitability. Recent efforts at the federal level to reduce the federal budget deficit, repeal and/or replace the Patient Protection and Affordable Care Act and/or restructure the Medicaid program pose risk for significant reductions in federal Medicaid matching funds to state governments. In addition, budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. In the past, certain states in which we operate, including Minnesota, California, Florida, Indiana and Arizona implemented rate reductions, rate freezes and service reductions, in response to state budgetary deficits. In 2017, we continue to expect the overall rate environment to remain stable.
Beginning in 2015, West Virginia implemented a redesign of its I/DD Waiver Program. This redesign has resulted in a reduction in our West Virginia net revenue and income from operations during the nine months ended June 30, 2017 of $6.3 million and $0.1 million, respectively, as compared to the same period of the prior year. As a result of the redesign, five individual consumers under the I/DD Waiver Program commenced litigation against the Secretary of the State’s Health and Human Resources Department in response to the State’s reduction in their service authorization levels. On September 13, 2016, the District Court for the Southern District of West Virginia issued a preliminary injunction for the five named plaintiffs, endeavoring to restore their service authorization levels to the level that pre-dated the redesign.  On September 30, 2016, the Court certified the class of all the I/DD waiver participants in the State and a motion to expand the protections of the preliminary injunction is pending before the Court. The ultimate outcome of the litigation is unclear, but absent a change in policy we anticipate that our West Virginia operation will experience a reduction in revenue and income from operations, estimated to be in the range of $6.0 to $8.0 million and $2.0 to $4.0 million, respectively, in fiscal 2017.
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

Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with a number of organic growth opportunities, particularly within the I/DD segment, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprises the new start operating income for such period. During the three months ended June 30, 2017 and 2016, new starts generated operating losses of $1.4 million and $2.2 million, respectively, and operating income of $1.4 million and $1.1 million, respectively. During the nine months ended June 30, 2017 and 2016, new starts generated operating losses of $4.8 million and $5.4 million, respectively, and operating income of $3.8 million and $2.8 million, respectively.
Acquisitions
From the beginning of fiscal 2011 through June 30, 2017, we have completed 58 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically do so in the future. Acquisitions could have a material impact on our consolidated financial statements.
During the nine months ended June 30, 2017, we acquired the assets and operations of eight companies complementary to our business for total consideration of $42.5 million. During the nine months ended June 30, 2016, we acquired the assets and operations of ten companies complementary to our business for total cash consideration of $44.5 million.
Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During fiscal 2015, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas. In connection with these divestitures we recorded impairment charges for intangible assets of $10.4 million in fiscal 2015, exit costs of $2.1 and a loss on sale of $1.3 million during during the first two quarters of fiscal 2016. It was determined that this disposal group did not meet the criteria to be presented as discontinued operations and, as a result, the operating results are included within continuing operating results in the Consolidated Statement of Income.
Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During both the three and nine months ended June 30, 2017, we derived 89% of our net revenue from contracts with state, local and other government payors, and 11% of our net revenue from non-public payors. During both the three and nine months ended June 30, 2016, we derived 88% of our net revenue from contracts with state, local and other government payors, and 12% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
I/DD Services
Gross Revenues	$246,497	$237,718	$729,104	$704,254
Average Residential Census	8,308	8,103	8,229	8,047
Average Daily Rate	$247.11	$244.10	$246.46	$240.44
Non-Residential Billable Units	3,192,750	3,200,631	9,453,052	9,502,337
Average Non-Residential Billable Unit Rate	$18.69	$18.04	$18.56	$18.33
Gross Revenue Growth %	3.7%		3.5%
Gross Revenue growth due to:
Volume Growth	1.9%		1.5%
Average Rate Growth	1.8%		2.0%
Specialty Rehabilitation Services
Gross Revenues	$80,163	$73,688	$234,592	$214,660
Average Residential Census	1,325	1,271	1,313	1,247
Average Daily Rate	$636.98	$610.06	$627.90	$604.12
Non-residential Billable Units	43,346	41,342	124,199	116,899
Average Non-Residential Billable Unit Rate	$77.79	$75.78	$77.34	$70.86
Gross Revenue Growth %	8.8%		9.3%
Gross Revenue growth due to:
Volume Growth	4.3%		5.3%
Average Rate Growth	4.5%		4.0%
At-Risk Youth Services
Gross Revenues (1)	$35,235	$35,767	$106,887	$114,055
Average Residential Census	2,144	2,139	2,139	2,382
Average Daily Rate	$123.05	$127.89	$126.00	$124.22
Non-residential Billable Units	131,967	135,314	398,416	411,118
Average Non-Residential Billable Unit Rate	$85.06	$80.34	$83.57	$80.21
Gross Revenue Growth %	(1.5)%		(6.3)%
Gross Revenue growth due to:
Volume Growth	(0.6)%		(8.1)%
Average Rate Growth	(0.9)%		1.8%
Adult Day Health
Gross Revenues	$15,873	$11,399	$39,381	$24,425
Non-residential Billable Units	885,372	680,536	2,244,585	1,523,440
Average Non-Residential Billable Unit Rate	$17.93	$16.75	$17.54	$16.03
Gross Revenue Growth %	39.3%		61.2%
Gross Revenue growth due to:
Volume Growth	30.1%		47.3%
Average Rate Growth	9.2%		13.9%
(1) Includes $7.3 million of gross revenue for the nine months ended June 30, 2016 from the ARY operations that were divested during first half of fiscal 2016.

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
Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Most of our employee caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Our labor costs are generally influenced by levels of service, and these costs can vary in material respects across regions. In addition, our labor costs are expected to rise as a result of recent regulatory actions at both the state and Federal levels. For example, in May 2016, the Federal Department of Labor raised the current base salary minimum to be exempt from overtime pay for all hours worked over 40 hours in a designated work-week from $23,660 ($455 per week) to $47,476 ($913/week) to be effective December 1, 2016, with adjustments thereafter every three years based on a standard metric, with the first adjustment to be no earlier than January 2020 (the “FLSA Final Rule”). On November 22, 2016, the U.S. Federal District Court for the Eastern District of Texas granted a nationwide preliminary injunction enjoining the implementation and enforcement of the FLSA Final Rule, which has been appealed to the Fifth Circuit by the DOL. As a result of the injunction, we have delayed the complete implementation of our plan to comply with the FLSA Final Rule, pending the outcome of the injunction and the treatment of the FLSA Final Rule by the new Administration. However, we did implement during the second quarter of fiscal 2017 some changes that were too far along in implementation prior to the issuance of the injunction. The potential cost in fiscal 2017 associated with these changes are expected to be in the range of $2.0 to $2.5 million. In the event that the injunction is not made permanent and/or the FLSA Final Rule is ultimately determined to be valid and enforceable, we believe we will be prepared to implement the FLSA Final Rule within a reasonable time frame, resulting in significant additional labor costs in the form of overtime pay for previously exempt employees, increased salaries and additional hires to minimize overtime exposure. The potential annual costs that may be incurred as a result of our compliance with the currently-enjoined FLSA Final Rule  if it were to be upheld are difficult to quantify and predict but were previously estimated to be in a range of $7.0 million to $9.0 million annually, including the approximately $2.0 to $2.5 million of expected cost for the changes implemented during the second quarter of fiscal 2017. However, a legal resolution through the courts is at least several months away and the DOL has told the Fifth Circuit that it is not advocating for the $913/week salary increase at this time and requested that the Court only address the issue of whether the DOL has the right to set a minimum salary amount at all.  The DOL has also informed the Court of its intention to undertake further rulemaking to determine what the appropriate salary level should be, and has recently initiated a Request For Information as a starting point to that effort.  We will continue to monitor the rulings and the position of the new Administration but currently expect that the Administration will not implement the FLSA Final Rule in its current form.
Occupancy costs represent a significant portion of our operating costs. As of June 30, 2017, we owned 356 facilities and three offices, and we leased 1,739 facilities and 200 offices. We expect occupancy costs to increase during fiscal 2017 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Our business insurance programs include professional and general liability insurance, for which we are self-insured for $3.0 million per claim and $28.0 million in the aggregate, and employment practices liability insurance, for which we are fully self-insured, among others. Professional and general liability expense totaled 0.8% and 0.5% of gross revenue for the three and nine months ended June 30, 2017, respectively, as compared to 0.7% and 0.9% for the three and nine months ended June 30, 2016, respectively. We incurred professional and general liability expenses of $2.9 million and $5.6 million during the three and nine months ended June 30, 2017, respectively, and $2.6 million and $9.2 million during the three and nine months ended June 30, 2016, respectively. These expenses are incurred in connection with our claims reserves and insurance premiums. The decrease in our professional and general liability expense during the nine months ended June 30, 2017 as compared to the same period of the prior year was due to changes in certain assumptions used by our actuaries as a result of positive claims experience. For our employment practices liability, we currently have three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions. One such wage and hour complaint has been settled and preliminarily approved by the court. These actions have increased our expenses and it is reasonably possible that they will further increase our expenses, as we are self-insured for employment-practices liability related claims.

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

We continue to review of our operations in an effort to improve efficiencies, reduce overtime expenses, and implement cost saving measures throughout the Company. This expense reduction project includes a multi-pronged review of total company-wide expenses, inclusive of labor management and organizational structure. We have engaged outside consultants to assist us with this project and provide recommendations to us regarding ways to optimize our business operations and realize savings. We have incurred $0.9 million and $2.7 million in consulting, severance, and contract termination costs in the three and nine months ended June 30, 2017. The cost savings associated with this project are expected to be at least $2.0 million in fiscal year 2017 and by the end of fiscal year 2018 we anticipate annual cost savings of more than $4.0 million.
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Gross revenue	100.0%	100.0%	100.0%	100.0%
Sales adjustments	(1.4)%	(1.3)%	(1.4)%	(1.1)%
Net revenue	98.6%	98.7%	98.6%	98.9%
Cost of revenue	77.4%	76.6%	77.7%	76.7%
Operating expenses:
General and administrative	10.7%	12.0%	11.2%	12.5%
Depreciation and amortization	5.1%	5.2%	5.1%	5.2%
Total operating expense	15.8%	17.2%	16.3%	17.7%
Income from operations	5.4%	5.0%	4.6%	4.5%
Other income (expense):
Other expense, net	—%	—%	0.1%	(0.1)%
Interest expense	(2.2)%	(2.4)%	(2.3)%	(2.4)%
Income from continuing operations before income taxes	3.2%	2.6%	2.4%	2.0%
Provision for income taxes	1.2%	1.2%	1.0%	1.2%
Income from continuing operations	2.0%	1.4%	1.4%	0.7%
Loss from discontinued operations, net of tax	—%	—%	—%	—%
Net income	2.0%	1.4%	1.4%	0.7%
Three Months Ended June 30, 2017 and 2016
Consolidated Overview

	Three Months Ended June 30,		Increase
(in thousands)	2017	2016	(Decrease)
Gross Revenue	$377,768	$358,572	$19,196
Sales Adjustments	(5,423)	(4,609)	(814)
Net Revenue	$372,345	$353,963	$18,382
Income from Operations	20,273	17,772	2,501
Operating Margin (as a % of gross revenue)	5.4%	5.0%

Consolidated gross revenue for the three months ended June 30, 2017 increased by $19.2 million, or 5.4%, compared to the three months ended June 30, 2016. Gross revenue increased by $12.5 million from organic growth and $6.7 million from acquisitions that closed during and after the third quarter of fiscal 2016. Sales adjustments as a percentage of gross revenue remained relatively consistent as a percentage of gross revenue during the three months ended June 30, 2017 and June 30, 2016.

Consolidated income from operations was $20.3 million, or 5.4% of gross revenue, for the three months ended June 30, 2017 compared to $17.8 million, or 5.0% of gross revenue, for the three months ended June 30, 2016. The increase in our operating margin as compared to the three months ended June 30, 2016 was primarily due to a decrease in general and administrative expenses as a percentage of gross revenue of 1.3%, partially offset by an increase in costs of revenues as a percentage of gross revenue of 0.8%. The decrease in general and administrative expense as a percentage of gross revenue was mainly due to decreases in indirect labor expense as well as reduced administrative costs as we continue to focus on optimizing our cost structure. In addition, general and administrative expenses during the third quarter of the prior year were negatively impacted by a $2.6 million charge for acquisition related contingent consideration liabilities. The increase in costs of revenues as a percentage of gross revenue was primarily due to an increase in direct labor costs due to higher amounts of overtime pay as we continue to experience labor pressures, and an increase in health insurance expense due to higher enrollment and utilization compared to the three months ended June 30, 2016.
I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	246,497	100.0%	237,718	100.0%	8,779
Sales adjustments	(3,001)	(1.2)%	(3,882)	(1.6)%	881	0.4%
I/DD net revenue	243,496	98.8%	233,836	98.4%	9,660	0.4%

Cost of revenue:
Direct labor costs	158,516	64.3%	150,455	63.3%	8,061	1.0%
Client program costs	10,330	4.2%	9,630	4.1%	700	0.1%
Client occupancy costs	16,732	6.8%	16,114	6.8%	618	—%
Other direct costs	10,888	4.4%	11,176	4.7%	(288)	(0.3)%
Total cost of revenues	196,466	79.7%	187,375	78.9%	9,091	0.8%

General and administrative	12,932	5.2%	12,300	5.2%	632	—%
I/DD EBITDA	34,098	13.9%	34,161	14.3%	(63)	(0.4)%

Depreciation and amortization	9,451	3.8%	9,717	4.1%	(266)	(0.3)%
Income from Operations	24,647	10.1%	24,444	10.2%	203	(0.1)%
I/DD gross revenue
I/DD gross revenue for the three months ended June 30, 2017 increased by $8.8 million, or 3.7% , compared to the three months ended June 30, 2016. The increase in I/DD gross revenue included $7.0 million from organic growth and $1.8 million from acquisitions that closed during and after the three months ended June 30, 2016. The organic growth was the result of a 2.0% increase in average billing rates and a 0.9% increase in volume compared to the three months ended June 30, 2016.
I/DD EBITDA

I/DD EBITDA decreased from $34.2 million during the three months ended June 30, 2016 to $34.1 million during the three months ended June 30, 2017. I/DD EBITDA as a percentage of gross revenue decreased from 14.3% during the three months ended June 30, 2016 to 13.9% during the three months ended June 30, 2017. The decrease in our I/DD EBITDA margin was mainly due to an increase in cost of revenues as a percentage of gross revenue compared to the third quarter of the prior year.
I/DD cost of revenues for the three months ended June 30, 2017 increased, as a percentage of gross revenue, by 0.8%, compared to the three months ended June 30, 2016. This was primarily due to an increase in direct labor costs as a percentage of gross revenue of 1.0%, partially offset by a decrease in other direct costs as a percentage of gross revenue of 0.3%. The increase in direct labor costs was due to higher amounts of overtime pay as we continue to experience increased competition for labor in some markets and an increase in health insurance expense due to higher enrollment and utilization compared to the three months ended June 30, 2016. The decrease in other direct costs was mainly due to a decrease in worker's compensation expense compared to the same period of the prior year.
I/DD general and administrative expenses remained consistent as a percentage of gross revenue at 5.2% during the three months ended June 30, 2017 and June 30, 2016.
I/DD Depreciation and amortization expense

Depreciation and amortization expense as a percentage of gross revenue decreased by 0.3% compared to the three months ended June 30, 2016.
SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	80,163	100.0%	73,688	100.0%	6,475
Sales adjustments	(2,405)	(3.0)%	(182)	(0.2)%	(2,223)	(2.8)%
SRS net revenue	77,758	97.0%	73,506	99.8%	4,252	(2.8)%

Cost of revenue:
Direct labor costs	40,747	50.8%	37,307	50.6%	3,440	0.2%
Client program costs	4,926	6.1%	5,013	6.8%	(87)	(0.7)%
Client occupancy costs	8,631	10.8%	8,057	10.9%	574	(0.1)%
Other direct costs	2,279	2.8%	2,257	3.1%	22	(0.3)%
Total cost of revenue	56,583	70.5%	52,634	71.4%	3,949	(0.9)%

General and administrative	7,397	9.2%	6,481	8.8%	916	0.4%
SRS EBITDA	13,778	17.3%	14,391	19.6%	(613)	(2.3)%

Depreciation and amortization	5,858	7.3%	5,827	7.9%	31	(0.6)%
Income from Operations	7,920	10.0%	8,564	11.7%	(644)	(1.7)%
SRS gross revenue
SRS gross revenue for the three months ended June 30, 2017 increased by $6.5 million, or 8.8% , compared to the three months ended June 30, 2016. The increase in SRS gross revenue included $6.2 million from organic growth and $0.3 million from acquisitions that closed during and after the three months ended June 30, 2016. The organic growth was driven by an increase in volume of 3.6% and in the average billing rate of 4.8%. The increase in volume was primarily due to lower levels of open occupancy resulting from the maturation of new programs started in recent years. The increase in average billing rate was primarily due to changes in consumer mix.

SRS EBITDA

SRS EBITDA decreased from $14.4 million during the three months ended June 30, 2016 to $13.8 million during the three months ended June 30, 2017. SRS EBITDA as a percentage of gross revenue decreased from 19.6% during the three months ended June 30, 2016 to 17.3% during the three months ended June 30, 2017. The decrease in our SRS EBITDA margin was primarily due to increases in net sales adjustments and general and administrative expenses as a percentage of gross revenue. The decrease was partially offset by a decrease in cost of revenues as percentage of gross revenue compared to the third quarter of the prior year.
Sales adjustments for the three months ended June 30, 2017 increased by $2.2 million, or 2.8% of gross revenue, compared to the three months ended June 30, 2016. The increase is primarily attributable to higher accounts receivable reserve levels resulting from the centralization of the remaining SRS locations into our shared service center.
Cost of revenues for the three months ended June 30, 2017 decreased as a percentage of gross revenue by 0.9% compared to the three months ended June 30, 2016. The decrease was primarily due to a decrease in client program costs as a percentage of gross revenue of 0.7% and a decrease in other direct costs as a percentage of gross revenue of 0.3% . The decrease in client program costs was the result of decreases in medical costs and professional and general liability expense. The decrease in other direct costs was primarily due to a decrease in workers compensation expense.
General and administrative expenses increased as a percentage of gross revenue by 0.4% during the three months ended June 30, 2017. The increase in general and administrative expenses was primarily due to consulting and severance costs incurred in connection with the Company's project to optimize business operations and reduce expenses.
SRS Depreciation and amortization expense
Depreciation and amortization expense as a percentage of gross revenue decreased by 0.6% compared to the three months ended June 30, 2016.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	35,235	100.0%	35,767	100.0%	(532)
Sales adjustments	133	0.4%	(403)	(1.1)%	536	1.5%
ARY net revenue	35,368	100.4%	35,364	98.9%	4	1.5%

Cost of revenues	26,858	76.2%	26,194	73.2%	664	3.0%
General and administrative	2,724	7.7%	3,177	8.9%	(453)	(1.2)%
ARY EBITDA	5,786	16.5%	5,993	16.8%	(207)	(0.3)%

Depreciation and amortization	1,407	4.0%	1,433	4.0%	(26)	—%
Income from Operations	4,379	12.5%	4,560	12.8%	(181)	(0.3)%
ARY gross revenue
ARY gross revenue for the three months ended June 30, 2017 decreased by $0.5 million, or 1.5% , compared to the three months ended June 30, 2016. The $0.5 million decrease in ARY gross revenue was due to a 0.6% decrease in volume and a 0.9% decrease in average billing rate.

ARY EBITDA

ARY EBITDA decreased from $6.0 million during the three months ended June 30, 2016 to $5.8 million during the three months ended June 30, 2017. ARY EBITDA as a percentage of gross revenue decreased from 16.8% during the three months ended June 30, 2016 to 16.5% during the three months ended June 30, 2017. The decrease in our ARY EBITDA margin was the result of an increase in direct labor cost due to higher overtime pay and an increase in health insurance expense due to higher enrollment and utilization compared to the three months ended June 30, 2016. The decrease was partially offset by improvements in net sales adjustments and a decrease in general and administrative expense as compared to the same period of the prior year.
ARY Depreciation and amortization expense
Depreciation and amortization expense for the three months ended June 30, 2017 remained consistent as a percentage of gross revenue compared to the three months ended June 30, 2016.
Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017	2016
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$15,873	$11,399	$4,474
Sales adjustments	(150)	(142)	(8)
Corporate and Other net revenue	15,723	11,257	4,466

Cost of revenues	12,591	8,366	4,225
General and administrative	17,361	21,030	(3,669)
Depreciation and amortization	2,445	1,657	788
Income from Operations	(16,674)	(19,796)	3,122
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our Adult Day Health ("ADH") business. ADH gross revenue for the three months ended June 30, 2017 increased by $4.5 million , or 39.2% , compared to the three months ended June 30, 2016. The increase in gross revenue was mainly due to acquisitions that closed during and after the three months ended June 30, 2016.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other costs of revenue for the three months ended June 30, 2017 increased by $4.2 million , as compared to the three months ended June 30, 2016. The increase as a percentage of revenue was primarily due to impact of ADH new start programs with higher levels of open capacity.
Corporate and Other operating expense
General and administrative expenses for the three months ended June 30, 2017 decreased by $3.7 million as compared to three months ended June 30, 2016. The decrease in general and administrative expense was primarily due to a $2.6 million charge recorded during the third quarter of the prior year for an increase in our reserves for acquisition related contingent consideration. In addition, there were decreases in indirect labor costs and other administrative expenses compared to the three months ended June 30, 2016 as we continue to focus on optimizing our cost structure.

Depreciation and amortization expense for the three months ended June 30, 2017 increased by $0.8 million, compared to the three months ended June 30, 2016. This was primarily due to acquisitions that closed during and after the third quarter of the prior year.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, was $0.1 million of expense for the three months ended June 30, 2017 and June 30, 2016.
Consolidated Provision (benefit) for income taxes
For the three months ended June 30, 2017, our effective income tax rate was 37.5% compared to an effective tax rate of 47.0% for the three months ended June 30, 2016. The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. The higher effective tax rate for the three months ended June 30, 2016 was due to a $10.5 million stock-based compensation charge recorded during the first quarter of fiscal 2016. This charge resulted in a higher effective tax rate during the prior year because it was not deductible for tax purposes.
Nine Months Ended June 30, 2017 and 2016
Consolidated Overview

	Nine Months Ended June 30,		Increase
(in thousands)	2017	2016	(Decrease)
Gross Revenue	$1,109,964	$1,057,394	$52,570
Sales Adjustments	(15,826)	(12,001)	(3,825)
Net Revenue	$1,094,138	$1,045,393	$48,745
Income from Operations	52,008	46,442	5,566
Operating Margin (as a % of gross revenue)	4.7%	4.4%

Consolidated gross revenue for the nine months ended June 30, 2017 increased by $52.6 million, or 5.0%, compared to the nine months ended June 30, 2016. Gross revenue increased $27.5 million from acquisitions that closed during and after the nine months ended June 30, 2016 and $25.1 million from organic growth. Organic growth was negatively impacted by the ARY Divestitures, which resulted in a decrease of $7.3 million in gross revenue. Excluding the operating results of the ARY Divestitures, gross revenue increased $32.4 million from organic growth.

Consolidated income from operations was $52.0 million, or 4.7% of gross revenue, for the nine months ended June 30, 2017 compared to $46.4 million, or 4.4% for the nine months ended June 30, 2016. The increase in our operating margin was primarily due to a decrease in general and administrative expenses, partially offset by an increase in cost of revenue compared to the nine months ended June 30, 2016. The decrease in general and administrative expense was primarily due to an $8.6 million reduction in stock-based compensation expense resulting from a $10.5 million charge recorded during the nine months ended June 30, 2016 for awards under our former equity plan. In addition, there were decreases in indirect labor and administrative occupancy costs compared to the nine months ended June 30, 2016 as we continue to focus on optimizing our cost structure. The increase in the cost of revenue was driven by higher overtime pay as we continue to experience labor pressures, an increase in client occupancy costs, and an increase in health insurance expense due to higher enrollment and utilization compared to the nine months ended June 30, 2016.

I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	729,104	100.0%	704,254	100.0%	24,850
Sales adjustments	(9,897)	(1.4)%	(9,903)	(1.4)%	6	—%
I/DD net revenue	719,207	98.6%	694,351	98.6%	24,856	—%

Cost of revenue:
Direct labor costs	468,784	64.3%	448,044	63.6%	20,740	0.7%
Client program costs	30,013	4.1%	29,018	4.1%	995	—%
Client occupancy costs	50,228	6.9%	46,506	6.6%	3,722	0.3%
Other direct costs	31,835	4.4%	31,151	4.4%	684	—%
Total cost of revenues	580,860	79.7%	554,719	78.7%	26,141	1.0%

General and administrative	38,376	5.3%	37,518	5.3%	858	—%
I/DD EBITDA	99,971	13.6%	102,114	14.6%	(2,143)	(1.0)%

Depreciation and amortization	27,988	3.8%	28,638	4.1%	(650)	(0.3)%
Income from Operations	71,983	9.8%	73,476	10.5%	(1,493)	(0.7)%
I/DD gross revenue
I/DD gross revenue for the nine months ended June 30, 2017 increased by $24.9 million, or 3.5%, compared to the nine months ended June 30, 2016. The increase in I/DD gross revenue included $15.4 million from organic growth and $9.5 million from acquisitions. The organic growth was the result of a 1.8% increase in average billing rates and 0.4% in volume growth compared to the nine months ended June 30, 2016.
I/DD EBITDA

I/DD EBITDA decreased from $102.1 million during the nine months ended June 30, 2016 to $100.0 million during the nine months ended June 30, 2017. I/DD EBITDA as a percentage of gross revenue decreased from 14.6% during the nine months ended June 30, 2016 to 13.6% during the nine months ended June 30, 2017. The decrease in our I/DD EBITDA margin was primarily due to an increase in cost of revenues as a percentage of gross revenue compared to the nine months ended June 30, 2016.
I/DD cost of revenue for the nine months ended June 30, 2017 increased as a percentage of gross revenue by 1.0%, as compared to the nine months ended June 30, 2016. This was primarily due to an increase in direct labor costs as percentage of gross revenue of 0.7% and an increase in client occupancy costs as a percentage of gross revenue of 0.3%. The increase in direct labor costs as a percentage of gross revenue was due to higher amounts of overtime pay and an increase in health insurance expense due to higher enrollment and utilization compared to the nine months ended June 30, 2016. The increase in client occupancy costs as a percentage of gross revenue was primarily due to increases in rent, utilities, and repairs and maintenance costs.
I/DD general and administrative expenses as percentage of gross revenue increased $0.9 million but remained consistent as a percentage of gross revenue during the nine months ended June 30, 2017.
I/DD Depreciation and amortization expense

Depreciation and amortization expense decreased by $0.7 million or 0.3% as a percentage of gross revenue, compared to the nine months ended June 30, 2016.
SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	234,592	100.0%	214,660	100.0%	19,932
Sales adjustments	(5,291)	(2.3)%	(1,111)	(0.5)%	(4,180)	(1.8)%
SRS net revenue	229,301	97.7%	213,549	99.5%	15,752	(1.8)%

Cost of revenue:
Direct labor costs	119,817	51.1%	108,324	50.5%	11,493	0.6%
Client program costs	15,639	6.7%	14,996	7.0%	643	(0.3)%
Client occupancy costs	25,826	11.0%	24,325	11.3%	1,501	(0.3)%
Other direct costs	6,415	2.7%	5,967	2.8%	448	(0.1)%
Total cost of revenue	167,697	71.5%	153,612	71.6%	14,085	(0.1)%

General and administrative	20,934	8.9%	19,466	9.1%	1,468	(0.2)%
SRS EBITDA	40,670	17.3%	40,471	18.8%	199	(1.5)%

Depreciation and amortization	17,483	7.5%	17,639	8.2%	(156)	(0.7)%
Income from Operations	23,187	9.8%	22,832	10.6%	355	(0.8)%
SRS gross revenue
SRS gross revenue for the nine months ended June 30, 2017 increased by $19.9 million, or 9.3%, compared to the nine months ended June 30, 2016. The increase in SRS gross revenue included $16.2 million from organic growth and $3.7 million from acquisitions that closed during and after the nine months ended June 30, 2016. The organic growth was driven by an increase in volume of 4.2% and in the average billing rate of 3.4%. The increase in volume was primarily driven by lower levels of open occupancy due to the maturation of new programs started in recent years. The increase in average billing rate was primarily due to changes in consumer mix.
SRS EBITDA

SRS EBITDA increased from $40.5 million during the nine months ended June 30, 2016 to $40.7 million during the nine months ended June 30, 2017. SRS EBITDA as a percentage of gross revenue decreased from 18.8% during the nine months ended June 30, 2016 to 17.3% during the nine months ended June 30, 2017. The decrease in our SRS EBITDA margin was due to an increase in net sales adjustments, partially offset by a decrease in cost of revenues as a percentage of gross revenue and a decrease in general and administrative expenses as a percentage of gross revenue compared to the nine months ended June 30, 2016.
Sales adjustments for the nine months ended June 30, 2017 increased by $4.2 million, or 1.8% as a percentage of gross revenue, compared to the nine months ended June 30, 2016. The increase in sales adjustments was primarily attributable to higher accounts receivable reserve levels resulting from the centralization of the remaining SRS locations into our shared service center as well as some favorable adjustments to our reserves during the nine months ended June 30, 2016 that did not recur.

SRS segment’s cost of revenues for the nine months ended June 30, 2017 increased by $14.1 million but decreased as a percentage of gross revenue by 0.1% compared to the nine months ended June 30, 2016. The decrease as a percentage of gross revenue was primarily due to decreases in client occupancy costs and client program costs as a percentage of gross revenue of 0.3% and 0.3%, respectively, offset by an increase in direct labor costs as a percentage of gross revenue of 0.6%. The decrease in client occupancy costs as a percentage of revenue was mainly due to lower levels of open occupancy resulting from the maturation of programs started in recent years. The decrease in client program as a percentage of gross revenue was primarily due to lower consumer related medical expenses compared to the nine months ended June 30, 2016. The increase in direct labor costs as a percentage of gross revenue was primarily due to increases in overtime pay and an increase in health insurance expense due to higher enrollment and utilization compared to the nine months ended June 30, 2016.
SRS general and administrative expenses increased by $1.5 million but decreased as a percentage of gross revenue by 0.2% during the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. The decrease in general and administrative expenses as a percentage of gross revenue was primarily due to a decrease in indirect labor costs compared to the nine months ended June 30, 2016.
SRS depreciation and amortization expense
Depreciation and amortization expense for the nine months ended June 30, 2017 decreased by $0.2 million or 0.7% as a percentage of gross revenue compared to the nine months ended June 30, 2016.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	106,887	100.0%	114,055	100.0%	(7,168)
Sales adjustments	(103)	(0.1)%	(776)	(0.7)%	673	0.6%
ARY net revenue	106,784	99.9%	113,279	99.3%	(6,495)	0.6%

Cost of revenues	81,301	76.1%	85,134	74.6%	(3,833)	1.5%
General and administrative	8,869	8.3%	12,262	10.8%	(3,393)	(2.5)%
ARY EBITDA	16,614	15.5%	15,883	13.9%	731	1.6%

Depreciation and amortization	4,255	4.0%	4,407	3.9%	(152)	0.1%
Income from Operations	12,359	11.5%	11,476	10.0%	883	1.5%
ARY gross revenue
ARY gross revenue for the nine months ended June 30, 2017 decreased by $7.2 million, or 6.3%, compared to the nine months ended June 30, 2016. The $7.2 million decrease in ARY gross revenue was due to a 8.1% decrease in volume resulting from the ARY divestitures during the first half of fiscal 2016, slightly offset by a 1.8% increase in billing rate. The ARY divestitures resulted in a decrease of $7.3 million in gross revenue compared to the nine months ended June 30, 2016.
ARY EBITDA

ARY EBITDA increased from $15.9 million during the nine months ended June 30, 2016 to $16.6 million during the nine months ended June 30, 2017. ARY EBITDA as a percentage of gross revenue increased from 13.9% during the nine months ended June 30, 2016 to 15.5% during the nine months ended June 30, 2017. The increase in our ARY EBITDA margin was primarily due to a decrease in general and administrative expenses as a percentage of gross revenue, partially offset by an increase in cost of revenues as a percentage of gross revenue compared to the same period of the prior year.
ARY cost of revenues for the nine months ended June 30, 2017 increased as a percentage of gross revenue by 1.5% as compared to the nine months ended June 30, 2016. This was primarily due to higher amount of overtime pay and an increase in client occupancy costs compared to the same period of the prior year.
ARY general and administrative expenses decreased by $3.4 million, or 2.5% of gross revenue, during the nine months ended June 30, 2017. The decrease in general and administrative expenses was primarily due to a decrease in administrative occupancy costs resulting from the ARY divestitures and $2.1 million of exit costs that was recorded during the nine months ended June 30, 2016 in connection with these divestitures.
ARY depreciation and amortization expense
Depreciation and amortization expense for the nine months ended June 30, 2017 remained relatively consistent as a percentage of gross revenue compared to the nine months ended June 30, 2016.
Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2017	2016
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$39,381	$24,425	$14,956
Sales adjustments	(535)	(211)	(324)
Corporate and Other net revenue	38,846	24,214	14,632

Cost of revenues	32,134	17,920	14,214
General and administrative	55,814	63,368	(7,554)
Depreciation and amortization	6,420	4,268	2,152
Income from Operations	(55,522)	(61,342)	5,820
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our ADH business. ADH gross revenue for the nine months ended June 30, 2017 increased by $15.0 million, or 61.2%, compared to the nine months ended June 30, 2016. The increase in gross revenue included $14.3 million from acquisitions that closed during and after the nine months ended June 30, 2016 and $0.7 million from organic growth.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other cost of revenue for the nine months ended June 30, 2017 increased as a percentage of gross revenue by 8.2%, as compared to the nine months ended June 30, 2016. The increase was primarily due to the impact of an acquisition with lower operating margins and ADH new start programs with higher levels of open capacity.
Corporate and Other operating expense
General and administrative expenses for the nine months ended June 30, 2017 decreased by $7.6 million as compared to nine months ended June 30, 2016. This was primarily due to a $8.6 million reduction in stock-based compensation expense resulting from a $10.5 million charge recorded during the nine months ended June 30, 2016 related to awards under our former equity plan.

Depreciation and amortization expense as a percentage of gross revenue decreased by 1.2% as a percentage of revenue as compared to the nine months ended June 30, 2016. The decrease was the result of certain intangibles assets becoming fully amortized during the nine months ended June 30, 2017.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income and mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, was $0.8 million of income for the nine months ended June 30, 2017 compared to $1.1 million of expense for the nine months ended June 30, 2016. Other income of $0.8 million for the nine months ended June 30, 2017 was primarily the result of gains from our Company owned life insurance policies. Other expense of $1.1 million for the nine months ended June 30, 2016 was due to a $1.3 million loss recorded on the sale of our ARY operations in the state of North Carolina.
Consolidated Provision (benefit) for income taxes
For the nine months ended June 30, 2017, our effective income tax rate was 38.5% compared to an effective tax rate of 65.8% for the nine months ended June 30, 2016. The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period, but are not consistent from year to year. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. The change in the effective tax rate during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 was primarily due to a $10.5 million of stock-based compensation charge related to certain awards under our former equity compensation plan that vested in October 2015. This charge resulted in a higher effective tax rate during the prior year because it was not deductible for tax purposes.

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
Operating activities
Net cash provided by operating activities was $70.0 million for the nine months ended June 30, 2017 and $60.6 million for the nine months ended June 30, 2016. Net cash provided by operating activities during the nine months ended June 30, 2017 was positively impacted by an improvement in our days sales outstanding ("DSO") compared to the nine months ended June 30, 2016.
Investing activities
Net cash used in investing activities was $82.2 million and $75.0 million for the nine months ended June 30, 2017 and 2016, respectively. Cash paid for property and equipment for the nine months ended June 30, 2017 was $33.0 million, or 3.0% of net revenue, compared to $31.7 million, or 3.0% of net revenue, for the nine months ended June 30, 2016. During the nine months ended June 30, 2017 and June 30, 2016, we paid $42.4 million for eight acquisitions, and $44.5 million for ten acquisitions, respectively. In addition, during the nine months ended June 30, 2017, a cash deposit of $9.5 million was made on an acquisition that closed on July 1, 2017.
Financing activities
Net cash used in financing activities was $12.4 million for the nine months ended June 30, 2017 as compared to $8.0 million for the nine months ended June 30, 2016.
At June 30, 2017, we had no outstanding loans and $117.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver, which reduce the availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver.

As of June 30, 2017, $47.4 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.
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
Debt and Financing Arrangements
Senior Secured Credit Facilities

On January 31, 2014, NMHI and NMHH, wholly-owned subsidiaries of Civitas, entered into a senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”). The senior credit agreement, as amended, governs a $655.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). As of June 30, 2017, NMHI had $634.1 million of borrowings under the term loan and no borrowings under the senior revolver. The aggregate amount of the revolving commitment under the senior revolver as of June 30, 2017 was $120.0 million, and we had $2.9 million of letters of credit and $117.1 million of availability under the senior revolver.
On May 25, 2017, NMHI entered into Amendment No. 5 to its senior credit agreement (the "repricing amendment"). Under the terms of the repricing amendment, the applicable interest margin for the term loan facility under the senior credit agreement decreased by 25 basis points for both alternate base rate ("ABR") borrowings and Eurodollar borrowings, and reduced the Eurodollar floor by 25 basis points. The repricing amendment also reset the period during which a 1.0% prepayment premium may be repriced for a repricing transaction (as defined in the senior credit agreement) until one year after the effective date of the repricing amendment.
As a result of the repricing amendment, borrowings under the term loan facility bear interest, at our option, at: (i) an alternate base rate ("ABR") equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points (provided that the ABR rate applicable to the term loan facility will not be less than 2.00% per annum), plus 2.00%; or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 0.75% per annum), plus 3.00%. Borrowings under the revolving and swingline loans bear interest at our option at (i) an alternate base rate ("ABR") equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points (provided that the ABR rate applicable to the term loan facility will not be less than 2.00% per annum), plus 2.25%; or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 0.75% per annum), plus 3.25%. NMHI is also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. NMHI must also pay customary letter of credit fees.
Covenants
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of June 30, 2017 and September 30, 2016. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI's usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio stepped down to 5.00 to 1.00 during the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of June 30, 2017 or September 30, 2016 as NMHI's usage of the senior revolver did not exceed the threshold for those quarters.
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
Subsequent Events

On July 1, 2017, the Company acquired the assets of Country Life Care Center ("Country Life") for cash consideration of $9.5 million. Country Life is a rehabilitation and post acute care facility located in Utah and is included in the Company's Specialty Rehabilitation Services business.

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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. As of May 25, 2017 pursuant to an amendment to the senior credit agreement, the variable rate debt outstanding relates to the term loan, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points; plus 2.00%; or (ii) the Eurodollar rate for a one, two, three or six month period at our option (subject to a LIBOR floor of 0.75%); plus 3.00%. A 1% increase in the interest rate on our floating rate debt as of June 30, 2017 would have increased cash interest expense on the floating rate debt by approximately $6.4 million per annum, without giving effect to the interest rate swap agreement discussed below.
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

(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Finally, we are also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws and claims for discrimination, wrongful discharge or retaliation. The Company currently has three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-action. One such wage and hour complaint has been settled and preliminarily approved by the court. The Company's policy is to accrue for all probable and estimable claims using information available at the time the financial statements are issued. Actual claims could settle in the future at materially different amounts due to the nature of litigation.
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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016, except that under our risk factors “The nature of our operations subjects us to substantial claims, litigation and governmental proceedings” and "Reductions or changes in Medicaid funding or changes in budgetary priorities by the federal, state and local governments that pay for our services could have a material adverse effect on our revenue and profitability" we are supplementing such risk factors to include the following disclosures:

The nature of our operations subjects us to substantial claims, litigation and governmental proceedings

There are currently three pending complaints in California state court that allege certain wage and hour violations of California laws and seek to be designated as class-actions. One such wage and hour complaint has been settled and preliminarily approved by the court. The Company's policy is to accrue for all probable and estimable claims using information available at the time the financial statements are issued. Actual claims could settle in the future at materially different amounts due to the nature of litigation.

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

Recent efforts at the federal level to reduce the federal budget deficit, repeal and/or replace the Patient Protection and Affordable Care Act and/or restructure the Medicaid program pose risk for significant reductions in federal Medicaid matching funds to state governments. Such efforts could include proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants, per capita caps or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by Congress, particularly those included in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder, that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.

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
Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during the three months ended June 30, 2017.
Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended June 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
04/01/2017 - 04/30/2017	—	$—
05/01/2017 - 05/31/2017	—	$—
06/01/2017 - 06/30/2017	694	$16.63
(1) Our employees surrendered an aggregate of 694 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended June 30, 2017.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

August 9, 2017	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 5 to the Credit Agreement, dates as of May 25, 2017, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent.
Incorporated by reference to Exhibit 10.1 to Civitas Solutions, Inc. Form 8-K filed May 26, 2017

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