Form 10-K
period 2017-09-30
Civitas Solutions, Inc.
filed 2017-12-12
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
Form 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $325,000,000.
As of November 30, 2017, there were 37,442,175 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement for use in connection with its 2018 Annual Meeting of Stockholders, to be filed no later than 120 days after September 30, 2017 are incorporated by reference to Part III of this report.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to our markets, demand for our services, the political climate and budgetary and rate environment, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, our margins, our liquidity, our labor costs, and costs of ongoing litigation. Terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or similar expressions are intended to identify these forward looking statements. These statements are only predictions. Actual events or results may differ materially.

The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is not possible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K as well as the following:

•	reductions or changes in Medicaid or other funding or changes in budgetary priorities by federal, state and local governments;

•	an increase in labor costs or labor-related liability;

•	substantial claims, litigation and governmental proceedings;

•	reductions in reimbursement rates, policies or payment practices by our payors;

•	information technology failure, inadequacy, interruption or security failure;

•	our ability to attract and retain experienced personnel;

•	negative publicity or changes in public perception of our services;

•
an increase in our self-insured retentions and changes in the insurance market for professional and general liability, workers’ compensation and automobile liability and our claims history and our ability to obtain coverage at reasonable rates;

•	an increase in workers’ compensation related liability;

•	the Patient Protection and Affordable Care Act materially reduced the flexibility we had in managing our healthcare cost and may make it harder for us to compete as an employer;

•	our history of losses;

•	changes in economic conditions;

•	our ability to comply with complicated billing and collection rules and regulations;

•	our ability to maintain effective internal controls;

•	our substantial amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•	failure to comply with reimbursement procedures and collect accounts receivable;

•	our ability to establish and maintain relationships with government agencies and advocacy groups;

•	our ability to maintain our status as a licensed service provider in certain jurisdictions;

•	our susceptibility to any reduction in budget appropriations for our services in Minnesota or any other adverse developments in that state;

•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts or acquire new licenses;

•	our ability to realize and anticipate benefits of future acquisitions and our ability to successfully integrate acquired businesses;

•	failure of our information systems or failure to upgrade our information systems when required;

•	government regulations, changes in government regulations and our ability to comply with such regulations;

•	write-offs of goodwill or other intangible assets;

•	increased competition in our industry;

•	decrease in popularity of home- and community-based human services among our targeted populations of individuals and/or state and local governments;

•	our ability to operate our business due to constraints imposed by covenants in our senior credit agreement;

•	our inability to successfully expand into adjacent markets;

•	our ability to manage and integrate key administrative functions;

•	natural disasters or public health catastrophes;

•	our classification as a "controlled company";

•	our stock price may be volatile and/or decline;

•	our equity sponsor has the ability to control significant corporate activities;

•	future sales of common stock may depress our stock price; and

•	as a holding company we rely on dividends, disbursements and other transfers of funds from our subsidiaries to meet our financial obligations.
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
Company Overview
In this section “Civitas”, “we”, “us”, the “Company” and “our” refer to Civitas Solutions, Inc. and its consolidated subsidiaries. Throughout this Annual Report on Form 10-K we use the term “must serve” to describe the people we serve. We consider “must-serve individuals” to be those that public policy has recognized a responsibility to support because they are highly vulnerable by virtue of a condition acquired at birth or after birth, or their status as a minor, or as elders, and have special needs and/or disabilities such that they need to be supported or cared for in the daily activities of living.
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. These populations are large, growing and increasingly being served in home- and community-based settings. Our clinicians and direct support professionals develop customized service plans, delivered in non-institutional settings, designed to address a broad range of often life-long conditions and to enable those we serve to thrive in less restrictive settings. We believe we offer a powerful value proposition to government and non-public payors, referral sources and individuals and families by providing innovative, high-quality and cost-effective services that enable greater independence, skill building and community involvement.

Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 37-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”) and elders in need of day health services to support their independence, or adult day health (“ADH”). As of September 30, 2017, we operated in 36 states, serving more than 11,800 individuals in residential settings and more than 18,600 individuals in non-residential settings. We have a diverse group of hundreds of public payors that fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors for our services to individuals with acquired brain injuries or other catastrophic injuries and illnesses.
Our core strength is providing a continuum of residential, day and vocational programs, and periodic services to support diverse populations with disabilities and special needs. We currently offer our services through a variety of models, including (i) neighborhood group homes, most of which are residences for six or fewer individuals, (ii) host homes, or the “Mentor” model, in which a person lives in the private home of a licensed providers, (iii) in-home settings, within which we support an individual's independent living or provide therapeutic services, (iv) specialized community facilities to support individuals with more complex medical, physical and behavioral challenges, and (v) non-residential care, consisting primarily of day and vocational programs and periodic services that are provided outside the individual's home. As of September 30, 2017, our services were provided by approximately 22,900 full-time equivalent employees, as well as more than 3,800 independently-contracted host home providers.
The Company
Civitas Solutions, Inc. is the parent and public reporting entity of a consolidated group of subsidiaries that market their services under The MENTOR Network tradename. Prior to October 1, 2015, Civitas Solutions, Inc. was a subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. Approximately 52% of the Common Stock of Civitas Solutions, Inc. is owned by Vestar. Our common stock is listed on the New York Stock Exchange under the ticker symbol CIVI .
Description of Services by Service Line
We have four service lines, I/DD, Post-Acute Specialty Rehabilitation Services (“SRS”), ARY and ADH. Each service line represents a reportable segment except ADH which is included within Corporate and Other.
We do not derive any revenues from countries outside the United States.
Intellectual and/or developmental disabilities

Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care. We provide services to these individuals through small group homes, Intermediate Care Facilities for Individuals with Intellectual and/or Developmental Disabilities (“ICFs-I/DD”), host homes, in-home settings and non-residential settings. We operate approximately 1,400 group homes and 150 ICFs-I/DD. As of September 30, 2017, we provided I/DD services to approximately 18,100 individuals in 21 states. In fiscal 2017, our I/DD services generated net revenue of $967.0 million, representing 65.6% of our net revenue. We receive substantially all our revenue for I/DD services from a diverse group of state and local governmental payors.
Post-Acute Specialty Rehabilitation Services
Our SRS service line delivers health care and community-based health and human services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses.
Within our SRS service line, our NeuroRestorative business unit is focused on rehabilitation and transitional living services and our CareMeridian business unit is focused on the more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include: neurorehabilitation; neurobehavioral rehabilitation; specialized nursing; physical, occupational and speech therapies; supported living; outpatient treatment; and pre-vocational services. Our goal is to provide a continuum of care to allow individuals to achieve the highest level of function possible while enhancing their quality of life. We provide these services primarily through specialized community facilities, small group homes, in-home and non-residential settings. As of September 30, 2017, our SRS operations provided services in 25 states and served approximately 1,900 individuals nationally. In fiscal 2017, our SRS services generated net revenue of $309.5 million, representing approximately 21.0% of our net revenue. In fiscal 2017, we received 50% of our SRS revenue from non-public payors, such as commercial insurers, workers’ compensation funds, managed care and other private payors and 50% from state, local and federal governmental payors.
At-risk Youth
Our ARY programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs. Our individualized approach allows us to work with an ever-changing population that is diverse demographically as well as in type and severity of condition. We provide these services through host homes, group homes, educational settings, in their family homes and in other non-residential settings. As of September 30, 2017, we provided ARY services to approximately 5,800 children, adolescents and their families in 9 states. In fiscal 2017, our ARY services generated net revenue of $141.7 million, representing 9.6% of our net revenue. We receive substantially all our revenue for ARY services from a diverse group of state and local governmental payors.
Adult Day Health
Our newest service line, ADH, delivers elder services including case management, nursing oversight, medication management, nutrition, daily living assistance, transportation, and therapeutic services. Our adult day health facilities provide outpatient, center-based services to approximately 4,600 adults in a group environment in 3 states. In fiscal 2017, our ADH services generated net revenue of $56.2 million, representing 3.8% of our net revenue. We receive substantially all our revenue for ADH services from state and local governmental payors.
For additional information on the Company’s service lines, please see note 19 to the consolidated financial statements.
Industry Overview
We provide home- and community-based services to large populations of individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. These populations are must serve due to the nature of their disabilities, which in many cases are life-long and irreversible, or their status as children, adolescents, or elders. Within the broader health and human services market, we currently serve four primary populations:

•
I/DD. Based on reports prepared by Dr. David Braddock, public spending on I/DD services was estimated to be $65.2 billion in 2015, of which approximately 85% was spent to provide services in community settings of six or fewer beds, our target market, and for other non-institutional services, including supported living, supported employment and family assistance. In 2015, there were approximately 5.1 million individuals with an intellectual or developmental disability across the nation. Over the past two decades, the delivery of services to the I/DD population in supervised residential settings has grown significantly and, at the same time, there has been a shift from institutional settings to home- and community-based settings. Dr. Braddock is Associate Vice President of the University of Colorado (CU) System and Executive Director of the Coleman Institute for Cognitive Disabilities.

•
ABI. The market for acute care and rehabilitation for individuals with ABI is approximately $10.0 billion annually, according to the Centers for Disease Control and Prevention. According to the Brain Injury Association of America (“BIAA”), more than 3.2 million children and adults sustain a brain injury each year, many of which result in complex, life-long medical and/or behavioral issues that require specialized care. Approximately 5.3 million individuals in the United States are living with permanent disability as a result of an ABI. Many of these individuals are currently served in costly and often medically inappropriate care settings such as long-term acute care facilities and nursing homes. We expect that there will be a continuing shift in care delivery to more appropriate community-based settings such as those that we offer.

•
ARY. According to reports published by the organization Child Trends, an estimated $29.1 billion was spent in state fiscal year 2014 on child welfare, including spending for residential and non-residential family support services such as those that we offer. Approximately 4.0 million referrals for abuse or neglect, which involved an estimated 7.2 million children, were investigated or assessed in the United States in federal fiscal year 2015. An estimated 653,000 children and adolescents were served by the foster care system in 2014. According to the Federal Department of Health and Human Services AFCARS data, there were nearly 428,000 children and adolescents in foster care as of September 30, 2015. Of those individuals, approximately 192,000 are living in non-relative foster family homes, which includes the therapeutic foster care market, the primary market for our residential ARY services.

•
ADH. The ADH portion of the elder services market is an estimated $7.1 billion based on an IBISWorld 2016 report. IBISWorld forecasts growth to be at an annualized rate for ADH of 4.9% with revenue for this industry projected to reach $9.0 billion in 2021. We believe that there will be a growing demand for ADH services for several reasons, including that the population of adults 65 years of age and older is a growing demographic. According to the United States Census Bureau, the population of individuals age 65 and older will reach 88.0 million by 2050, more than double the estimated population of 43.1 million in 2012. Moreover, states are increasingly looking for alternatives to more expensive models of home-based, residential and institutional care. The ADH market, like other markets in which we operate, is highly fragmented with opportunities for consolidation.

Our Business Strategy
We believe the market opportunity for home- and community-based health and human services that increase independence and participation in community life for the individuals we serve while reducing costs will continue to grow. We intend to continue leveraging our strengths to capitalize on this trend, both in existing markets and in new markets where we believe significant opportunities exist. The primary aspects of our strategy include the following:
Pursue Opportunistic Acquisitions.
As a leading provider in our markets with national scale and a proven track record of quality care, we are well positioned as an acquiror of choice for small operators in a highly-fragmented industry. This dynamic leads to a number of attractive acquisition opportunities that can drive returns. We continue to maintain a robust acquisition pipeline and deploy capital in a disciplined and opportunistic manner to pursue acquisitions.
We intend to continue to pursue acquisitions that are consistent with our mission and complement our existing operations. We have invested in a team dedicated to mergers and acquisitions, as well as the infrastructure and formalized processes to enable us to pursue acquisition opportunities and to integrate them into our business.
We monitor the market nationally for businesses that we can acquire at attractive prices and efficiently integrate with our existing operations. From the beginning of fiscal 2013 through September 30, 2017, we have successfully acquired 47 companies, at an aggregate purchase price of approximately $238.7 million, including $9.7 million to settle contingent consideration obligations.
Leverage our Core Competencies to Drive the Organic Growth of High-Quality Services.
We expect to capture the embedded growth opportunities resulting from organic growth initiatives and leverage our core competencies to further expand our presence in markets we currently serve and to further expand our geographic footprint in our existing service lines. During our 37-year history, we have developed and refined a core set of competencies through our experience developing customized service plans for complex cases and supporting our operations with expertise in areas such as quality improvement, risk management, compliance and quality improvement.

Continue to Invest in our New Start Programs.
A key driver of growth has been our new start programs that have historically generated attractive returns on our investments. Our demonstrated ability to quickly launch new start programs positions us well to meet new sources of market demand. New starts, which typically turn profitable within 18-24 months, require modest investments, consisting of operating losses and capital expenditures. Investments in the form of operating losses of approximately $16.3 million in new starts between fiscal 2012 and fiscal 2013 generated net revenues and operating income of approximately $81.8 million and $18.3 million, respectively, in fiscal 2017. Investments in the form of operating losses of approximately $11.8 million in new starts between fiscal 2014 and fiscal 2015 generated net revenues and operating income of approximately $51.8 million and $7.6 million, respectively, in fiscal 2017. We have made a number of recent investments that we believe will continue to drive near term growth as they reach maturity. Our average annual new start investment in fiscal 2015 through fiscal 2017 was approximately $6.2 million. We intend to continue to aggressively pursue new start opportunities with attractive rates of return.
Expand our SRS Platform.
We intend to leverage our scale and leadership position to continue to expand our SRS platform through continued organic growth in new and existing markets, as well as through opportunistic acquisitions. We are the only provider with a national platform dedicated to providing post-acute care for individuals with brain injuries or other catastrophic injuries and illnesses, and thus we believe we are the leader serving this market. We have grown our SRS service line revenue by almost 70 percent since fiscal 2012, achieving a 10.8% compound annual growth rate in net revenue over that period. Furthermore, our SRS business is funded by a highly attractive payor mix, with approximately 50% of net revenues in fiscal 2017 derived from commercial insurers and other private entities.
Pursue Opportunities in Adjacent Markets and Complementary Service Lines that Diversify our Service Offerings.
We have a proven track record of developing new service areas, as evidenced by the growth of our SRS segment, and we intend to leverage our core competencies and relationships with state agencies to pursue opportunities in adjacent markets, particularly the $7.1 billion market for ADH, which we entered in 2014 with the acquisition of the Mass Adult Day Health Alliance. Since completing this acquisition, we have opened two additional ADH centers in Massachusetts and acquired five additional companies which include six centers in Massachusetts, ten centers in Maryland and one center in New Jersey. We are continuing to evaluate opportunities to expand this service both organically and through potential acquisitions. In the future, we may explore additional opportunities to leverage our periodic, day and residential service models to support individuals in the broader elder care market as well as other adjacent markets, such as those serving youth with autism and individuals with mental health needs.
Customers and Contracts
Our customers that pay us to provide services to the individuals we support are governmental agencies, non-public payors and not-for-profit organizations. Our I/DD and ARY services, as well as a significant portion of our SRS services, are delivered pursuant to contracts with various governmental agencies, such as state departments of developmental disabilities, juvenile justice, child welfare and the Federal Veterans Health Administration. Such contracts may be issued at the county or state level, depending upon the structure of the service system of the state in question. In addition, approximately 50% of our SRS revenue is derived from contracts with commercial insurers, workers’ compensation carriers and other non-public payors.
In all of our service lines, either the individuals that we support and/or the payors/referral sources (e.g., state agencies) select us as a provider and, although an individual funded by Medicaid has the right to choose an alternative provider at any time, it has been our experience that the individuals we support change providers infrequently. We believe that many of the individuals we support develop close relationships with their direct support professionals and our organization. Although an individual may develop a close relationship with his or her direct support professional, it is our experience that if such direct support professional leaves our employment, the individuals we support rarely elect to switch providers based on such direct support professional's departure. The length of stay varies widely based on individual needs. For instance, in our SRS segment, an individual's care may be focused on rehabilitation, in which case we will provide services for several months, or, if an individual suffered a catastrophic illness or accident, that individual could remain in our care for the duration of their life, which could span years or decades. In our I/DD business, the length of stay is generally years, and often we support individuals for decades. In our ARY business, the length of treatment can vary widely but most often is for several months.
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
During fiscal 2017, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, Indiana, Massachusetts, and New Jersey, our five largest revenue-generating states, comprised 40% of our net revenue. During fiscal 2016, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, Indiana, New Jersey and Massachusetts, our five largest revenue-generating states, comprised 41% of our net revenue. During fiscal 2015, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, West Virginia, Florida and New Jersey, our five largest revenue-generating states, comprised 39% of our net revenue. Of the 36 states the Company operates in, Minnesota is our largest state and generates revenue from our contracts with state and local governmental payors which accounted for 15% of our net revenue in fiscal years 2017, 2016 and 2015. California, our second largest state, accounted for 10% of our net revenue in fiscal 2017. No other states accounted for 10% or more of our net revenue during fiscal years 2017, 2016, or 2015.
Training and Supporting our Direct Support Professionals
We provide pre-service and in-service education to all of our direct support professionals and clinical and administrative staff, and we encourage staff to avail themselves of outside training opportunities whenever possible. Employees participate in orientation programs designed to increase their understanding of our mission, philosophy of service, and our Code of Conduct and compliance program. Our employees benefit from our library of training materials and an intranet site that facilitates the identification and exchange of expertise across all of our operations. We work to increase individual job satisfaction and retention of motivated and qualified employees.
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
Employees and Independent Contractors
As of September 30, 2017, we had approximately 22,900 full-time equivalent employees and more than 3,800 independent contractors. Although our employees are generally not unionized, we have one business in New Jersey with 42 employees who are represented by a labor union. We consider our employee relations to be good.
Sales/Business Development and Marketing
We market our services nationally as The MENTOR Network, a national network of local service providers. We operate under several brands across the country, predominantly under the REM and MENTOR brands in our I/DD and ARY service lines and the NeuroRestorative and CareMeridian brands in our SRS service line.
The majority of individuals we serve in the I/DD and ARY service lines come to us through third-party referrals, and frequently our I/DD referrals come through recommendations to family members from state or local agencies. Since our operations depend heavily on these referrals, we seek to ensure that we provide high-quality services in all states in which we operate, allowing us to enhance our name recognition and maintain a positive reputation with state and local agencies.
Relationships with referral sources are cultivated and maintained at the local level by key operations managers and supported by an array of corporate supports including marketing communications, government relations and business development services to promote both new and existing product lines.

Our SRS sales activities are independently organized from those of our I/DD and ARY businesses. We have dedicated, geographically assigned clinical marketing and sales staff cultivating relationships with public and private payors, referral sources and directly with potential participants and their families. These regional teams are also supported by corporate resources as outlined above.
To further distinguish ourselves in each service line, we have established a comprehensive presence at both the national and local level through a robust online presence, including social media. Additionally, through our government relations and business development activities, we believe we have successfully positioned ourselves to anticipate and meet the needs of our public partners.
Competition
I/DD
The I/DD market is highly fragmented, with both not-for-profit and for-profit providers ranging in size from small, local agencies to large, national organizations. We and the other leading national provider account for less than 4% of services by revenue in the I/DD market. Although state and local governments continue to supply a small percentage of services, the majority of services are provided by the private sector. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of the not-for-profit companies are affiliated with advocacy groups such as community mental health and religious organizations.
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

ADH

The ADH market in the United States is highly fragmented, with approximately 8,300 providers operating 10,400 centers according to IBISWorld. The majority of providers are relatively small companies, and only 33% of these providers have two or more locations. In 2014, the National Center on Health Statistics reported that for-profit providers served approximately 44%, of the nearly 282,000 individuals who received this service.
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
We deliver services and support under a number of different funding and program provisions. Our most significant sources of funding for our I/DD services are home and community based waiver programs ("HCBS Waiver"), Medicaid programs for which eligibility is based on a set of criteria (typically disability or age) established by the state and approved by the federal government. There is no uniformity among states and/or regulations governing our delivery of waivered services to individuals. Each state where we deliver services operates under a plan submitted by the state to Centers for Medicare and Medicaid Services (“CMS”) which authorizes the state to use Medicaid funds in non-institutional settings using federal financial participation (“FFP”). Typically the state writes state specific regulations governing providers and services provided under the state waiver program. Consequently, there is no uniform method of describing or predicting the content or impact of regulations across states where we deliver HCBS Waiver services. On March 17, 2014, a federal regulation governing HCBS Waiver programs became effective. The rule establishes eligibility requirements for payment for Medicaid home and community-based services provided under the “waiver” program. Under the rule, home- and community-based settings must be integrated in and support full access to the greater community, be selected by the individual from different setting options, ensure individual rights of privacy, and optimize autonomy and independence in making life choices. The rule includes additional requirements for provider-owned or controlled home and community-based residential settings, including that the individual has a lease or other legally enforceable agreement, and standards related to the individual’s privacy, control over schedule and visitors, and physical accessibility of the setting. States have the option to request a variation or delay of compliance with the federal standards for as long as five (5) years from the effective date. Each state has its own implementation scheme and schedule, which presents implementation costs and challenges. Accordingly, the total cost of compliance with the HCBS waiver remains uncertain.
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
Managed care initiatives have recently been undertaken in certain states, notably in Iowa and Wisconsin, and those initiatives have impacted our business by modifying the types of services eligible for payment, the qualifications required for payment and the rates that are paid for those services.  Managed care organizations ("MCOs") undertake frequent rate changes some of which are difficult to predict and the impact of those changes may reduce our revenue and ability to bill for services.  In addition, as MCOs merge with others or leave the marketplace we may experience higher unpaid receivables as we enter into new contracts with the MCO's successor. Similarly, some states are pursuing waivers for dual-eligible populations (that is, persons eligible for both Medicare and Medicaid), and our ability to participate in such waivered services in some markets may depend on our ability to become a Medicare provider.
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
The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”)  were signed into law in March 2010 and represent significant changes to the U.S. healthcare system. The legislation imposes requirements and restrictions, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our employees, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on product pricing. Uncertainty and speculation regarding the possible repeal of all or a portion of the Patient Protection and Affordable Care Act has continued since the election of the President of the United States.
A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. Failure to comply with laws and regulations could have a material adverse effect on our business.

A Compliance Officer (vice president level position) oversees our compliance program and reports to our Chief Legal Officer, a management compliance committee, the board’s quality and risk management committee and the board’s audit committee, as applicable. The program activities are reported regularly to the management compliance committee which includes the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Quality Officer, as well as HR, legal and other quality improvement leaders. In addition, the program activities are periodically reported at the board level.
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
Budgetary pressures, a decline in tax revenue, as well as other economic, industry, and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. There is also risk that previously appropriated funds could be reduced through subsequent legislation. In the past, certain states in which we operate, including Minnesota, California, Florida, Indiana, Arizona, and West Virginia implemented rate reductions, rate freezes and service reductions in response to state budgetary deficits. Delays in payment caused by a decline in tax revenue could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be impaired. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.
Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations, increased unionization activities or mandated wage increases.
Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including employee turnover, a limited supply of qualified personnel in any geographic area, local competitive forces, ineffective utilization of our labor force, increases in minimum wages or the need to increase wages to remain competitive, health care costs and other personnel costs, and adverse changes in our service models.

We typically cannot recover our increased labor costs from payors and must absorb them ourselves. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct support professionals. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct support professionals, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant.
Although our employees are generally not unionized, we acquired one business in New Jersey in 2010 that currently has approximately 42 employees who are represented by a labor union. From time to time, we experience attempts to unionize certain of our non-union employees. In 2015, the National Labor Relations Board (“NLRB”) issued a final rule that significantly reduces the maximum number of days to hold a union election. This reduction in the open election period may limit the Company’s ability to adequately inform employees regarding the risks associated with unionization. Future unionization activities could result in an increase of our labor and other costs. If any employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
We expect increases in payroll expenses as a result of recent state and federal policy initiatives to increase the minimum wage. Although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future.
Our business subjects us to substantial claims, litigation and governmental proceedings.
We are in the health and human services business and, therefore, we have been and continue to be subject to substantial claims alleging that we, our employees or our Mentors failed to provide proper care for an individual we support. We are also subject to claims by the individuals we support, our employees, our Mentors or community members against us for negligence and intentional misconduct, or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, abuse, wrongful death, violations of wage and hour laws and other charges. For more information, see “Item 3, Legal Proceedings”.

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
There are currently three pending complaints in California state court that allege certain wage and hour violations of California laws and seek to be designated as class-actions. One additional wage and hour class action brought in California has been settled and preliminarily approved by the court. The Company's policy is to accrue for all probable and estimable claims using information available at the time the financial statements are issued. Actual claims could settle in the future at materially different amounts due to the nature of litigation.
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

Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 7.6% of our revenue is derived from contracts based on a retrospective cost reimbursement model, whereby we are required to maintain a certain cost structure in order to realize the specified rate. For such programs, if our costs are less than the required amount, we are required to return a portion of the revenue to the payor. Some of our programs are also subject to prospective rate adjustments based on current spending levels. For such programs, we could experience reduced rates in the future if our current spending is not sufficient. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected.
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
As a result of cost reporting, we have from time to time experienced audit adjustments which are based on subjective judgments of reasonableness, necessity or allocation of costs in our services provided to individuals that we support. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors and adjustments of our rates. We cannot assure you that our rates will be maintained or that we will be able to keep all payments made to us, until an audit of the relevant period is complete.
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
We have high turnover among our direct service professionals, particularly in the first year of employment, substantial competition in attracting and retaining experienced personnel, and we may be unable to maintain or grow our business if we cannot attract and retain qualified employees.
Our success depends to a significant degree on our ability to attract and retain qualified and experienced human service and other professionals, who possess the skills and experience necessary to deliver quality services to the individuals we support and manage our operations. We face significant competition for certain categories of our employees, particularly direct service professionals and managers. Contractual requirements and service needs determine the number, as well as the education and experience levels, of health and human service professionals we hire. We have high turnover among our direct service professionals, particularly in their first year of employment. Also, due to the nature of the services we provide, our working conditions require additional sensitivities and skills relative to traditional medical care environments. Our ability to attract and retain employees with the requisite credentials, experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits, working conditions and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.
Negative publicity or changes in public perception of our services may adversely affect our ability to obtain new contracts and renew existing ones or obtain third-party referrals.
Our success in obtaining new contracts and renewals of our existing contracts depends upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups, families of individuals we serve, our individuals we serve and the public. Negative publicity, changes in public perception, quality lapses, legal proceedings and government investigations with respect to our operations could damage our reputation and hinder our ability to retain contracts and obtain new contracts, and could reduce referrals, increase government scrutiny and compliance or litigation costs, or generally discourage individuals from choosing us as a provider. Any of these events could have a material adverse effect on our business, financial condition and operating results.
Our reputation and prior experience with agency staff, direct support professionals and others in positions to make referrals to us are important for building and maintaining our operations. Any event that harms our reputation or creates negative experiences with such third parties could impact our ability to receive referrals and maintain or grow our base of individuals we serve.

On April 24, 2015, the United States Senate Finance Committee (the “SFC”) sent a letter to the governor of every state requesting information regarding the state’s administration of its foster care system and, in particular, the role of privatized foster care involving both not-for-profit and for-profit agencies. On June 17, 2015, the SFC sent a letter to us requesting extensive information regarding our foster care services. Following the June 17, 2015 letter, we received additional requests for further information regarding our foster care services from the SFC. We cooperated with the SFC’s requests for information. In October 2017, the SFC issued a report. While our organization was a focus of the report, there was no recommendation to take any action against us. The report could engender further negative publicity and other negative actions that may harm us.

Our financial results could be adversely affected if claims against us are successful, to the extent we must make payments under our self-insured retentions, if claims are not covered by our applicable insurance or if the costs of our insurance coverage increase.
We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. In addition, we have been and continue to be subject to substantial wage and hour claims. Professional and general liability claims, if successful, could result in substantial damage awards which might require us to make significant payments under our self-insured retentions and increase future insurance costs. Commencing October 1, 2015, we have been self-insured for $3.0 million per claim and $28.0 million in the aggregate. We may be subject to increased self-insurance retention limits in the future which could have a negative impact on our results. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from employment practice claims, wage and hour violations, and governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.
Insurance against professional and general liability and automobile liability can be expensive and our insurance premiums may increase in the future. Insurance rates vary from state to state, by type and by other factors. It is also possible that our liability and other insurance coverage will not continue to be available at acceptable costs or on favorable terms. Rising costs of insurance premiums, and successful claims against us or the unavailability of insurance, could have a material adverse effect on our financial position and results of operations.
If payments for claims exceed actuarially determined estimates, if claims are not covered by insurance, or if our insurers fail to meet their obligations, our results of operations and financial position could be adversely affected.
The nature of services that we provide could subject us to significant workers’ compensation related liability, some of which may not be fully reserved for.
We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation claims. Because we have so many employees, and because of the inherent physical risk associated with the interaction of employees with the individuals we support, many of whom have intensive care needs, the potential for incidents giving rise to workers’ compensation liability is high.
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

The Patient Protection and Affordable Care Act materially reduced the flexibility we had in maintaining our healthcare costs and may make it harder for us to compete as an employer.
The Patient Protection and Affordable Care Act imposed new mandates on employers and individuals. Since January 2014, we offer employees health coverage that meets the requirements of the Patient Protection and Affordable Care Act. Uncertainty and speculation regarding the possible repeal of all or a portion of the Patient Protection and Affordable Care Act has continued since the Presidential election in 2016. Depending upon claims experience or enrollment changes in our new plans, or changes to the existing law, our cost for employee health insurance could materially increase. Moreover, if the coverage we are offering isn’t competitive with the health insurance benefits our employees could receive at other employers, we may become less attractive as an employer and it may become more difficult for us to compete for qualified employees.
We have a history of losses, and we might not be profitable in the future.
Due in large part to our high levels of indebtedness, we have had a history of losses. For the year ended September 30, 2014, we generated net loss of $22.8 million. Although we generated net income of $6.3 million, $9.2 million, and $3.1 million for the years ended September 30, 2017, 2016, and 2015, respectively, and have decreased our interest obligations by repaying all of our senior notes and refinancing our senior secured credit facilities, we could report losses in the future. Other factors may cause us to report losses in the future, including reductions in funding for our services, reductions in reimbursement rates, increases in our costs, increased competition and other factors described elsewhere under this “Item 1A, Risk Factors”.
Economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.

Our government payors rely on tax revenue to pay for our services. In the wake of the last economic recession that began in 2008, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. Furthermore, even after eight years of economic improvement, state tax revenue is on average only slightly above prerecession levels, after adjusting for inflation, and only 25 states' revenues have surpassed prerecession levels in inflation adjusted terms. If the economy were to contract into a recession again, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. If the credit rating of the federal government is downgraded, it is possible there will be related downgrades of state credit ratings as well. If this or unrelated state downgrades occur, it could be more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be impaired.

State and local government payors with which we have contracts have complicated billing and collection rules and regulations, and if we fail to meet such requirements, our business could be materially impacted.
We derive approximately 89% of our revenue from contracts with state and local government agencies, and a substantial portion of this revenue is state-funded with federal Medicaid matching dollars. In billing for our services to third-party payors, we must follow complex documentation, coding and billing rules and there can be delays before we receive payment. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicaid programs, which could materially adversely affect us. Specifically, failure to follow these rules could result in potential criminal or civil liability under the False Claims Act and various federal and state criminal healthcare fraud statutes, under which extensive financial penalties and exclusion from participation in federal healthcare programs can be imposed.
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
We annually submit a large volume of claims for Medicaid and other payments, and there can be no assurance that there have not been errors. The rules are frequently vague and confusing, our systems are often manual, and we cannot assure that governmental investigators, private insurers, private whistleblowers or Medicaid auditors will not challenge our practices. Such a challenge could result in a material adverse effect on our business.
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
We have a significant amount of indebtedness and substantial leverage. As of September 30, 2017, we had total indebtedness, excluding capital lease obligations, of $632.5 million and an ability to borrow up to an additional $117.1 million under our revolving credit facility. Borrowings under the senior secured credit facilities bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our debt service obligations on any portion of our variable rate indebtedness that we have not hedged would increase even though the amount borrowed remained the same. We expect to continue to make new investments in our growth that may reduce liquidity, and we may need to increase our indebtedness in the future.
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
In addition to our significant amount of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the fiscal year ended September 30, 2017 our aggregate rental expense for these leases was $73.5 million. We expect this number will increase during fiscal 2018 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.

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
We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and local government has its own regulations, which can be complicated. Additionally, each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations is cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including the:

•	failure by our direct care staff or host-home providers to properly care for individuals;

•	failure to submit proper documentation to the applicable government agency, including documentation supporting reimbursements for costs;

•	failure by our programs to abide by the applicable laws and regulations relating to the provision of health and human services; and the

•	failure of our facilities to comply with the applicable building, health and safety codes and ordinances.
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
For each of the fiscal years ended September 30, 2017, 2016, and 2015, approximately 15% of our net revenue was derived from contracts with government agencies in the State of Minnesota. Additionally, during fiscal 2017 we acquired Habilitative Services, Inc. which is located in Minnesota and is expected to increase the amount of revenue we derive from contracts wtih government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our revenues and possibly the loss of contracts. We cannot assure you that there will be no rate reductions this year or in the future in Minnesota. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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
As part of our growth strategy, we intend to make acquisitions. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:

•	the business we acquire may not continue to generate income at the same historical levels on which we based our acquisition decision;

•	we may be unable to maintain and renew the contracts of the acquired business;

•	unforeseen difficulties may arise in integrating the acquired operations, including employment practices, information systems and accounting controls;

•	we may not achieve operating efficiencies, synergies, economies of scale and cost reductions as expected;

•	we may be required to pay higher purchase prices for acquisitions than we have paid historically;

•	the goodwill and intangible assets we acquire may not be recoverable, resulting in an impairment charge that would negatively affect our financial results;

•	management may be distracted from overseeing existing operations by the need to integrate the acquired business;

•	we may acquire or assume unexpected liabilities or there may be other unanticipated costs;

•	we may encounter unanticipated regulatory risk;

•	we may experience problems entering new markets or service lines in which we have limited or no experience;

•	we may fail to retain and assimilate key employees of the acquired business;

•	we may finance the acquisition by incurring additional debt and further increase our leverage ratios; and

•	the culture of the acquired business may not match well with our culture.
As a result of these risks, there can be no assurance that any future acquisition will be successful or that it will not have a material adverse effect on our financial condition and results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems to process, transmit and store electronic information in order to manage or support a variety of our business processes, including consumer records, financial transactions and maintenance of records. These processes may include sensitive financial information, personally identifiable information of individuals we serve and employees, and personal health information protected by HIPPA. Our business and operations may be harmed if we do not securely maintain our business processes and information systems or maintain the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, it is impossible to prevent all security breaches. Failure to protect such information or mitigate any such breaches may adversely affect our operating results. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns and unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, increase administrative expenses or lead to other adverse consequences.
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

On March 17, 2014, a federal regulation governing home- and community-based services became effective. The rule establishes eligibility requirements for Medicaid home and community-based services provided under the “waiver” program. The waiver program allows the states to furnish an array of home- and community-based services and avoid institutional care. Under the new rule, home- and community-based settings must be integrated in and support full access to the greater community, be selected by the individual from different setting options, ensure individual rights of privacy, and optimize autonomy and independence in making life choices. The rule includes additional requirements for provider-owned or controlled home and community-based residential settings, including that the individual has a lease or other legally enforceable agreement, and standards related to the individual’s privacy, control over schedule and visitors, and physical accessibility of the setting. The rule requires that each state submit a transition plan to the federal government that describes how each state will implement the new regulation. At this juncture six states and the District of Columbia have received final approval of their Statewide Transition Plans and it remains unclear how other states will implement this regulation. The rule presents some implementation challenges, as some of the broad requirements may conflict with the needs and/or precautions that we must take for some of the individuals that we serve. It is unclear how each state will seek to address this potential conflict, and the impact and costs of implementation and compliance with this regulation are currently unknown. States have the option to request a variation or delay of compliance with the federal standards for as long as five years from the effective date. Moreover, each state Medicaid agency may interpret and submit different requests and extension timelines.
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
A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 55.9% and 53.9% of the total assets on our consolidated balance sheets as of September 30, 2017 and 2016, respectively.
We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. During the years ended September 30, 2017 and 2016, we recorded goodwill and intangible asset impairment charges of $31.0 million and $10.3 million, respectively associated with our ADH businesses. (Refer to Note 7, "Goodwill and Intangible Assets")
The high level of competition in our industry could adversely affect our contract and revenue base.
We compete in a highly fragmented industry with a wide variety of competitors, ranging from small, local agencies to a few large, national organizations. Competitive factors may favor other providers and reduce our ability to obtain contracts, which would hinder our growth. Not-for-profit organizations are active in all states and range from small agencies, serving a limited area with specific programs to multi-state organizations. Smaller local organizations may have a better understanding of the local conditions and may be better able to gain political and public acceptance. Not-for-profit providers may be affiliated with advocacy groups, health organizations or religious organizations that have substantial influence with legislators and government agencies. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of individuals we serve or payors, any of which could harm our business.
Home and community-based human services may become less popular among our targeted populations and/or state and local governments, which would adversely affect our results of operations.

Our growth depends on the continuation of trends in our industry toward providing services to individuals in smaller, community-based settings and increasing the percentage of individuals served by non-governmental providers. For example, during the course of much of the last decade, state governments increasingly adopted policies that emphasized greater family preservation and family reunification for at-risk youth, which reduced the demand for foster care services, caused us to adapt our service offerings and contributed to our decision to divest ARY operations in six states. Shifts in public policy and, therefore, our future success, are subject to a variety of political, economic, social and legal pressures, all of which are beyond our control. A reversal in the downsizing and privatization trends could reduce the demand for our services, which could adversely affect our revenue and profitability.
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
The senior credit agreement governing the senior secured credit facilities also requires us to maintain a specified financial ratio in the event that we draw greater than 30% of the revolving commitment under our senior revolver. Our ability to meet this financial ratio could be affected by events beyond our control. The breach of any of these covenants or financial ratio could result in a default under the senior secured credit facilities and our lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.
If we are not successful in expanding into adjacent markets, our growth strategy could suffer.
Our growth strategy depends on pursuing opportunities in adjacent markets, and we may not be successful in adapting our service models to markets or service lines in which we have little or no prior experience. We recently expanded into the ADH services market. In the ADH services market, competition for elders to serve can sometimes be intense and employees may leave and compete. In the future, we may explore other adjacent markets, such as services to youth with autism and individuals with mental health issues, which would expose us to additional operational, regulatory and legal risks. Serving other populations may require compliance with additional federal and state laws and regulations which may differ from the laws and regulations that apply to the populations we currently serve. Compliance with new laws and regulations may result in unanticipated expenses or liabilities. Programs we open in adjacent markets may also take longer to reach expected revenue and profit levels on a consistent basis and may have higher occupancy or operating costs than programs in our existing markets, which may affect our overall profitability. Adjacent markets may have different payors, referral sources, staffing requirements, individual preferences and competitive conditions. We may find it more difficult to hire, motivate and keep qualified direct care workers and other employees in these adjacent markets. We may need to augment our staffing to meet regulatory requirements, and the overall cost of labor may be higher. As a result, we may not be successful in diversifying the populations we serve, and we may fail to capture market share in adjacent markets. If any steps taken to expand our existing business into adjacent markets are unsuccessful, we may not be able to achieve our growth strategy and our business, financial condition or results of operations could be adversely affected.

Our success depends on our ability to manage and integrate key administrative functions.
Our operations and administrative functions are largely decentralized and subject to disparate accounting and billing requirements established and often modified by our local payors and referral sources. Although in recent years we have undertaken an effort to consolidate accounting, billing, cash collections and other financial and administrative functions which may have mitigated this risk to some degree, there remains a substantial portion of the business that has not yet been centralized and some risk in the centralization process itself. In fiscal 2016, the Company began a comprehensive review of its operations in an effort to identify and eliminate cost inefficiencies in the business. If we encounter difficulties in integrating our operations further or implementing our cost saving measures or fail to effectively manage these functions to ensure compliance with disparate and evolving requirements imposed by our payors and referral sources, it could have a material adverse effect on our results of operations, financial position and cash flows.

We may be more susceptible to the effects of a natural disaster or public health catastrophe, compared with other businesses due to the vulnerable nature of our population.
Our primary population served includes individuals with developmental disabilities, brain injuries, or emotionally, behaviorally and/or medically complex challenges, many of whom would be more vulnerable than the general public in a natural disaster or public health catastrophe. In a natural disaster, we could be forced to relocate some of our individuals we serve on short notice under dangerous conditions and our new program starts and acquisitions could experience delays. Accordingly, natural disasters and certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.

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

Although as of September 30, 2017, a majority of the Board of Directors is independent, we do rely upon the other two exemptions listed above. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.

The market price for our common stock has been and may be volatile. You may not be able to resell your shares at or above the price you paid, due to fluctuations in the market price of our common stock, which may be caused by a number of factors, many of which we cannot control including the following:

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

Vestar owns approximately 52% of our common stock. As a result, Vestar has the ability to control the outcome of matters submitted to a vote of stockholders. In addition, under the director nominating agreement that we entered into in connection with our IPO (the “Nominating Agreement”), affiliates of Vestar will have the right to nominate directors for election to our Board of Directors, and we will agree to support those nominees. Under certain circumstances, those nominees could constitute a majority of our Board of Directors even though affiliates of Vestar at the time owns less than a majority of our common stock, giving Vestar decision-making control over us. Matters over which Vestar may, directly or indirectly, exercise control include:

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of September 30, 2017, we had 37,441,257 shares of common stock outstanding and 350,000,000 shares of common stock authorized under our amended and restated certificate of incorporation.

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

As of September 30, 2017, holders of an aggregate of approximately 20.4 million shares of our common stock (including Vestar and certain of our directors and executive officers) had the right, subject to certain conditions, to require us to register shares of our common stock pursuant to the terms of a registration rights agreement between us and the holders of those shares. We have also registered the shares of common stock issuable upon the exercise of stock options and RSUs granted under our 2014 omnibus incentive plan on a registration statement on Form S-8.

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
Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2017, we provided services in 354 owned facilities and 1,852 leased facilities, as well as in homes owned by our Mentors. We also own 4 offices and lease 210 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by exercising options on leases or by finding alternative space.

Item 3.	Legal Proceedings
We are in the health and human services business and, therefore, we have been and continue to be subject to substantial claims alleging that we, our employees or our Mentors failed to provide proper care for an individual that we support. We are also subject to claims by individuals we support, our employees, our Mentors or community members against us for negligence, intentional misconduct or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, abuse, wrongful death, violations of wage and hour laws and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.
We also are subject to potential lawsuits under the False Claims Act and other federal and state whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards that may incentivize private plaintiffs to bring these suits. If we are found to have violated the False Claims Act, we could be excluded from participation in Medicaid and other federal healthcare programs which would have a material adverse effect on our business. The Patient Protection and Affordable Care Act provides a mandate for more vigorous and widespread enforcement activity to combat fraud and abuse in the health care industry.
Finally, we are also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws and claims for discrimination, wrongful discharge or retaliation. The Company currently has three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as a class-action. One additional wage and hour class action was previously settled and preliminarily approved by the court.
We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict, and we may settle legal claims or be subject to judgments for amounts that differ materially from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period.
See “Part I. Item 1A. Risk Factors” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Notes to Consolidated Financial Statements. Note 17. Other Commitments and Contingencies" for additional information.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the NYSE under the symbol “CIVI” on September 17, 2014. Prior to that, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported by the NYSE for each quarter in the fiscal years ended September 30, 2017 and 2016:

	High Sale Price	Low Sale Price
Fiscal 2017
Fourth Quarter	$19.35	$16.70
Third Quarter	$18.95	$15.40
Second Quarter	$20.30	$16.25
First Quarter	$20.98	$15.90

Fiscal 2016
Fourth Quarter	$23.20	$17.43
Third Quarter	$22.38	$15.87
Second Quarter	$29.63	$15.19
First Quarter	$30.23	$20.50
Stockholders
On November 30, 2017, there were 37,442,175 shares of our common stock outstanding, held by 15 stockholders of record, one of which was Cede & Co., which is the nominee of shares held through The Depository Trust Company. The number of beneficial owners is substantially greater than the number of owners of record because a significant portion of our common stock is held through brokerage firms.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock from September 17, 2014 through September 30, 2017 with the cumulative total return of the Russell 2000 Healthcare Services Index and the NYSE Composite. This graph assumes an investment of $100.00 in our common stock and in each of the indexes on September 17, 2014 and its relative performance is tracked through September 30, 2017. We paid no dividends on our common stock during the period covered by the graph. Measurement points are September 17, 2014 and the last trading day of each subsequent month end through September 30, 2017.

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

Dividends
We did not pay any cash dividends during fiscal 2017 or fiscal 2016. We do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of NMHI’s current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in NMHI’s current and any future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.
In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended September 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
7/1/2017 - 7/31/2017	6,775	$17.50
8/1/2017 - 8/31/2017	—	$—
9/1/2017 - 9/30/2017	41,669	$18.44
(1) Our employees surrendered an aggregate of 48,444 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended September 30, 2017.

Unregistered Sales of Equity Securities
No unregistered equity securities of the Company were sold during fiscal 2017.

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data as of and for the years ended September 30, 2017 and 2016 from the historical consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K.
We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2015, 2014 and 2013 from the historical consolidated financial statements of the Company and the related notes not included in this Annual Report on Form 10-K, as adjusted for discontinued operations.
The selected information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes included elsewhere in this report.

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except share and per share amounts)
Statements of Operations Data:
Net revenue (1)	$1,474,510	$1,407,587	$1,366,946	$1,255,838	$1,182,509
Cost of revenue	1,160,528	1,092,181	1,059,364	983,043	921,618
Operating expenses:
General and administrative expenses	166,376	174,398	162,839	145,041	145,184
Goodwill and intangible impairment	31,002	10,251	10,660	—	—
Depreciation and amortization	75,713	73,061	71,512	67,488	63,573
Total operating expense	273,091	257,710	245,011	212,529	208,757
Income from operations	40,891	57,696	62,571	60,266	52,134
Other income (expense):
Management fee of related party	—	—	28	(9,488)	(1,359)
Other income (expense), net	710	(908)	(1,325)	374	1,046
Extinguishment of debt	—	—	(17,058)	(14,699)	—
Interest expense	(33,406)	(34,041)	(37,455)	(69,349)	(78,075)
Income (loss) from continuing operations before income taxes	8,195	22,747	6,761	(32,896)	(26,254)
Provision (benefit) for income taxes	1,864	13,290	2,689	(11,463)	(9,942)
Income (loss) from continuing operations	6,331	9,457	4,072	(21,433)	(16,312)
Loss from discontinued operations, net of tax (1)	—	(270)	(1,000)	(1,382)	(1,984)
Net income (loss)	$6,331	$9,187	$3,072	$(22,815)	$(18,296)
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$0.17	$0.25	$0.11	$(0.84)	$(0.65)
Loss from discontinued operations	—	—	(0.03)	(0.05)	(0.07)
Net income (loss)	$0.17	$0.25	$0.08	$(0.89)	$(0.72)
Weighted average number of common shares outstanding, basic	37,302,941	37,112,794	36,959,997	25,538,493	25,250,000
Weighted average number of common shares outstanding, diluted	37,466,325	37,262,915	37,088,632	25,538,493	25,250,000

Balance Sheet Data (at end of period):
Cash and cash equivalents (2)	$7,297	$50,683	$41,690	$196,147	$19,440
Working capital (3)	30,740	59,341	40,502	31,379	40,838
Total assets (4)	1,049,382	1,068,145	1,036,089	999,768	993,255
Total debt (5)	637,488	644,591	651,643	815,509	803,464
Stockholders’ equity (deficit)	162,917	145,590	121,275	115,538	(46,515)

(1)
In fiscal 2015 and fiscal 2016, we discontinued ARY services in the states of Illinois, Florida, Indiana, Louisiana, North Carolina and Texas. These businesses have not been classified as discontinued operations. Included in the results for fiscal 2016 and fiscal 2015 is net revenue of $7.1 million and $53.9 million, respectively, related to these businesses. Included in the results for fiscal 2016 and fiscal 2015 is a loss from operations from these businesses of $3.2 million and $0.5 million, respectively. These ARY closures did not have any impact on the fiscal 2017 financial results.

(2)
The cash and cash equivalent balance as of September 30, 2014 includes $172.1 million of cash that was used to redeem $162.0 million of our outstanding senior notes and pay the associated call premium on October 17, 2014.

(3)
Calculated as current assets minus current liabilities. The previously reported amounts for working capital in fiscals 2013 through 2016 have been revised to reflect the retrospective application of the adoption of ASU 2015-17, Income Taxes: Balance Sheet (Topic 710) Classification of Deferred Taxes. See Note 2.

(4)
The previously reported amounts for total assets in fiscals 2013 through 2016 have been revised to reflect the retrospective application of the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-17, Income Taxes: Balance Sheet (Topic 710) Classification of Deferred Taxes. See Note 2.

(5)	Includes obligations under capital leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 37-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities ("I/DD"), individuals with catastrophic injuries and illnesses, particularly acquired brain injury ("ABI"), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth ("ARY") and elders in need of day health services to support their independence, or adult day health (“ADH”). As of September 30, 2017, we operated in 36 states, serving approximately 11,800 individuals in residential settings and more than 18,600 individuals in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.
We previously operated our business in two reportable segments, Human Services and Post-Acute Specialty
Rehabilitation Services ("SRS"). As a result of changes in our organizational structure which took effect on October 1,
2016, we have changed our reportable segments. Beginning with the first quarter of fiscal 2017, our Human Services segment was divided into two reportable segments: the Intellectual and Developmental Disabilities (“I/DD”) segment and the At-Risk Youth (“ARY”) segment. This change aligns with the way we operate our business beginning in the first quarter of fiscal 2017. The Adult Day Health (“ADH”) operating segment, which was previously aggregated in the Human Services segment, is included in Corporate and Other. There has been no change to the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment.

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

Through the SRS segment, which is our second largest segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. Within our SRS segment, our
NeuroRestorative operating segment is primarily focused on providing behavioral therapies to individuals with brain injuries in post-acute community settings and our CareMeridian operating segment is primarily focused on providing more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include, neurorehabilitation, neurobehavioral rehabilitation, specialized nursing, physical, occupational and speech therapies, supported living, outpatient treatment and pre-vocational services.

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
Factors Affecting our Operating Results

Demand for Home and Community-Based Health and Human Services
Our growth in revenue has historically come from increases in the number of individuals served, as well as increases in the rates we receive for our services. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, our new start program and acquisitions. We also attribute the long-term growth in our base of individuals served to certain trends that are increasing demand in our industry, including demographic, health-care and political developments.
Demographic trends have had a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, family members currently caring for their relatives at home are aging and many may soon be unable to continue with these responsibilities. Many states continue to downsize or close large, publicly-run facilities for individuals with I/DD and refer those individuals to private providers of community-based services. Each of these factors affects the size of the I/DD population in need of services. Demand for our SRS services has also grown as emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and as a “step-down” for individuals who no longer require care in acute settings.

Our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, although the population has increased in recent years. In connection with the review of our ARY service line in fiscal 2015, we decided to discontinue ARY services in the states of Illinois, Florida, Louisiana, Indiana, North Carolina and Texas. As a result, these operations were divested during the first half of fiscal 2016.
Political and economic trends can also affect our operations. Reductions or changes in Medicaid funding or changes in budgetary priorities by the federal, state and local governments that pay for our services could have a material adverse effect on our revenue and profitability. Recent efforts at the federal level to reduce the federal budget deficit, repeal and/or replace the Patient Protection and Affordable Care Act and/or restructure the Medicaid program pose risk for significant reductions in federal Medicaid matching funds to state governments. In addition, budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. In the past, certain states in which we operate, including Minnesota, California, Florida, Indiana and Arizona implemented rate reductions, rate freezes and service reductions, in response to state budgetary deficits. In 2018, we expect the overall rate environment to continue to remain stable.
Beginning in 2015, West Virginia implemented a redesign of its I/DD Waiver Program. This redesign resulted in a reduction in our West Virginia net revenue and income from operations in fiscal 2017 and 2016. During the year ended September 30, 2017, West Virginia net revenue decreased by $8.4 million and income from operations decreased by $1.9 million compared to fiscal 2016. During the year ended September 30, 2016, West Virginia net revenue decreased by $12.3 million and income from operations decreased by $4.4 million compared to fiscal 2015. As a result of the redesign, five individual consumers under the I/DD Waiver Program commenced litigation against the Secretary of the State’s Health and Human Resources Department in response to the State’s reduction in their service authorization levels. On September 13, 2016, the District Court for the Southern District of West Virginia issued a preliminary injunction for the five named plaintiffs, endeavoring to restore their service authorization levels to the level that pre-dated the redesign. On September 30, 2016, the Court certified the class of all the I/DD waiver participants in the State. A motion to expand the protections of the preliminary injunction to all I/DD waiver participants has been denied by the court. While the lawsuit continues to be litigated, its ultimate outcome remains unclear as does the potential timeline for a resolution.  In addition, while the revenue performance of our West Virginia operations became more stable during the back-half of fiscal 2017 as the impact of the 2015 redesign was more completely reflected in our results, there is risk that our West Virginia net revenue and income from operations will decline further as a result of a challenging labor market and the potential implementation of additional rule changes and service reductions.  Notably, however, state officials recently announced that the performance of state revenues has improved and as a result-unlike the prior two state fiscal years-the governor’s administration doesn’t expect to implement mid-year budget cuts.
Historically, our business has benefited from the trend toward privatization and the efforts of groups that advocate for the populations we serve. These groups lobby governments to fund residential services that use our small group home or host home models, rather than large, institutional models. Furthermore, we believe that successful lobbying by advocacy groups has preserved I/DD and ARY services and, therefore, our revenue base for these services, from significant reductions as compared with certain other human services, although in the past certain states have imposed rate reductions, rate freezes, and service reductions in response to state budgetary pressures. In addition, a number of states have developed community-based waiver programs to support long-term services for survivors of a traumatic brain injury. However, the majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.
Expansion of Services
We have grown our business through expansion of existing markets and programs, entry into new geographical markets, as well as through acquisitions.
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with a number of organic growth opportunities, particularly within the I/DD and SRS segments, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprise the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprise the new start operating income for such period. During fiscal years 2017, 2016, and 2015 new starts generated operating losses of $5.6 million, $7.4 million, and $5.7 million, respectively, and operating income of $4.9 million, $3.7 million and $2.3 million respectively.
Acquisitions
From the beginning of fiscal 2013 through September 30, 2017, we have completed 47 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. Acquisitions could have a material impact on our consolidated financial statements.
During the fiscal year ended September 30, 2017, we acquired the assets or equity interests of eleven companies for total consideration of $82.1 million.
During the fiscal year ended September 30, 2016, we acquired the assets of twelve companies for total consideration of $45.2 million.
During the fiscal year ended September 30, 2015, we acquired the assets of ten companies for total consideration of $44.8 million, including $6.1 million of contingent consideration.
Divestitures
We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.
During fiscal 2015, we decided to discontinue ARY services in the states of Illinois, Florida, Louisiana, Indiana, North Carolina and Texas ("ARY Divestitures"). In connection with these divestitures we recorded impairment charges for intangible assets of $10.4 million in fiscal 2015, exit costs of $2.0 million and a loss on sale of $1.3 million during the first two quarters of fiscal 2016. It was determined that this disposal group did not meet the criteria to be presented as discontinued operations and, as a result, the operating results are included within continuing operating results in the Consolidated Statement of Income. During fiscal 2016 and 2015, these businesses had net revenue of $7.1 million, and $53.9 million, respectively; and loss from operations of $3.2 million, and $0.5 million, respectively. The ARY Divestitures were not included in our operating results for fiscal 2017.

Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. See “—Critical Accounting Policies—Revenue Recognition” for further information. We derive revenue from contracts with state, local and other government payors and non-

public payors. During the fiscal year ended September 30, 2017, we derived 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors, as compared to 88% of our net revenue from contracts with state, local and other government payors and 12% of our net revenue from non-public payors during the year ended September 30, 2016. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. See “—Critical Accounting Policies—Revenue Recognition” for further information. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.
We bill the majority of our residential services on a per person, per-diem basis. We believe important performance measures of revenues in our residential service business include average daily residential census and average daily billing rates. We bill the majority of our non-residential service on a per service unit basis. These service units, which vary in length, are converted to billable units which are the hourly equivalent for the service provided. We believe important performance measures of revenues in our non-residential service business include billable units and average billable unit rates. We calculate the impact of these measures on gross revenue rather than net revenue because the timing of sales adjustments, both positive and negative, is unpredictable. We define these measures and gross revenue as follows:

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Year Ended September 30,
	2017		2016	2015
I/DD Services
Gross Revenues	$977,843		$946,064	$904,083
Average Residential Census	8,278		8,079	7,869
Average Daily Rate	$246.00		$241.15	$234.92
Non-Residential Billable Units	12,618,504		12,700,230	12,560,201
Average Non-Residential Billable Unit Rate	$18.59		$18.35	$18.26
Gross Revenue Growth %	3.4%		4.6%	7.7%
Gross Revenue growth due to:
Volume Growth	1.7%		2.3%	6.4%
Average Rate Growth	1.7%		2.3%	1.3%
At-Risk Youth Services
Gross Revenues (1)	$142,137		$148,400	$193,021
Average Residential Census	2,123		2,303	3,469
Average Daily Rate	$126.72		$124.90	$108.31
Non-residential Billable Units	523,429		536,160	661,970
Average Non-Residential Billable Unit Rate	$83.95		$80.45	$84.81
Gross Revenue Growth %	(4.2)%		(23.1)%	(5.1)%
Gross Revenue growth due to:
Volume Growth	(6.2)%		(29.4)%	(8.9)%
Average Rate Growth	2.0%		6.3%	3.8%
Adult Day Health
Gross Revenues	$57,103		$35,684	$19,935
Non-residential Billable Units	3,230,599		2,197,263	1,275,456
Average Non-Residential Billable Unit Rate	$17.68		$16.24	$15.63
Gross Revenue Growth %	60.0%		79.0%	NM
Gross Revenue growth due to:
Volume Growth	47.0%		72.3%	NM
Average Rate Growth	13.0%		6.7%	NM
Specialty Rehabilitation Services
Gross Revenues	$317,196		$289,978	$267,293
Average Residential Census	1,324		1,257	1,180
Average Daily Rate	$629.14		$605.41	$605.75
Non-residential Billable Units	171,098		158,498	103,023
Average Non-Residential Billable Unit Rate	$77.21		$72.20	$62.92
Gross Revenue Growth %	9.4%		8.5%	14.0%
Gross Revenue growth due to:
Volume Growth	5.4%		7.7%	13.6%
Average Rate Growth	4.0%		0.8%	0.4%
Consolidated Results
Gross Revenues	$1,494,279	—	$1,420,126	$1,384,332
Gross Revenue Growth %	5.2%		2.6%	8.3%
Gross Revenue growth due to:
Volume Growth (1)	2.8%		(2.0)%	4.4%
Average Rate Growth	2.4%		4.6%	3.9%

(1)	Includes $7.3 million, and $55.0 million of revenue for fiscal 2016 and 2015, respectively, from the six state operations that were divested during fiscal 2015 and the first quarter of fiscal 2016.
Expenses
Expenses directly related to providing services are classified as cost of revenue. These expenses consist of direct labor costs which principally include salaries and benefits for service provider employees and per diem payments to our Mentors; direct program costs such as food, medicine and professional and general liability and employment practices liability expenses; residential occupancy expenses which are primarily composed of rent and utilities related to facilities providing direct care; and other direct costs which include travel and transportation costs and other ancillary direct costs associated with the provision of services to individuals, including workers’ compensation expense.
Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Most of our direct support professionals are paid on an hourly basis, with hours of work generally tied to an individual’s need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for an individual.  Our labor costs are generally influenced by levels of service, and these costs can vary in material respects across regions. In addition, our labor costs can be negatively impacted by higher rates of caregiver turnover, vacant positions and overtime utilization, as well as regulatory actions at the Federal, state, and local levels. For example, states and local governments set localized minimum wage increases, which in turn impact labor costs. A Federal action that we have been closely monitoring is the future of a DOL rule to raise the current base salary minimum to be exempt from overtime pay under the Fair Labor Standards Act for all hours worked over 40 hours in a designated work-week from $23,660 ($455 per week) to $47,476 ($913/week) (“FLSA Final Rule”) effective December 1, 2016.  Although the rule was temporarily enjoined, we had implemented some changes during the second quarter of fiscal 2017 that were too far along in implementation prior to the issuance of the injunction. The cost associated with these changes in fiscal 2017 was $0.9 million.   The FLSA Final Rule has since been permanently enjoined by the U.S. Federal District Court for the Eastern District of Texas, the DOL intends to undertake further rule-making to determine what the appropriate salary level should be, and has initiated a Request For Information as a starting point to that effort.  The DOL has appealed the lower court’s ruling on the limited basis that the DOL has the right to set a minimum salary level for overtime eligibility. As a result of the appeal, a legal resolution through the courts is still pending and will not be resolved for at least several months. We will continue to monitor the rulings and the position of the Administration but currently expect that the DOL will not implement the FLSA Final Rule in its current form and will instead propose a new salary level.
Occupancy costs represent a significant portion of our operating costs. As of September 30, 2017, we owned 354 facilities and 4 offices, and we leased 1,852 facilities and 210 offices. We expect occupancy costs to increase during fiscal 2017 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Our business insurance programs include professional and general liability insurance, for which we are self-insured for $3.0 million per claim and $28.0 million in the aggregate, among others. We incurred professional and general liability expenses of $7.2 million, $12.9 million and $10.5 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. These expenses are incurred in connection with our claims reserves and insurance premiums. The decrease in our professional and general liability expense during the fiscal year ended September 30, 2017 compared to the fiscal years ended September 30, 2016 and 2015 was due to changes in certain assumptions used by our actuaries as a result of positive claims experience.
For our employment practices liability we are fully self insured. We currently have three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions. One additional California wage and hour class action has been settled and preliminarily approved by the court. These actions have increased our expenses as we are self-insured for employment-practices liability related claims. For the fiscal years ended September 30, 2017, 2016 and 2015, we incurred employment practices liability expenses of $5.5 million, $0.2 million, and $0.4 million, respectively.
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

We continue to review our operations in an effort to improve efficiencies, reduce overtime expenses, and implement cost saving measures throughout the Company. This expense reduction project includes a multi-pronged review of total company-wide expenses, inclusive of labor management and organizational structure. In connection with this project to optimize our business operations we have incurred $3.9 million in consulting, severance and contract termination costs in the fiscal year ended September 30, 2017. The cost savings associated with this project was approximately $5.0 million in fiscal year 2017 and by the end of fiscal year 2018 we anticipate additional annual cost savings of approximately $3.0 million.
Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Year ended September 30,
	2017	2016	2015
Gross revenue	100.0%	100.0%	100.0%
Sales adjustments	(1.3)%	(0.9)%	(1.3)%
Net revenue	98.7%	99.1%	98.7%
Cost of revenue	77.7%	76.9%	76.5%
Operating expenses:
General and administrative	11.1%	12.3%	11.8%
Goodwill and intangible asset impairment	2.1%	0.7%	0.8%
Depreciation and amortization	5.1%	5.1%	5.1%
Total operating expense	18.3%	18.1%	17.7%
Income from operations	2.7%	4.1%	4.5%
Other income (expense):
Other expense, net	0.0%	(0.1)%	(0.1)%
Extinguishment of debt	0.0%	0.0%	(1.2)%
Interest expense	(2.2)%	(2.4)%	(2.7)%
Income from continuing operations before income taxes	0.5%	1.6%	0.5%
Provision for income taxes	0.1%	0.9%	0.2%
Income from continuing operations	0.4%	0.7%	0.3%
Loss from discounted operations, net of tax	—%	—%	(0.1)%
Net income	0.4%	0.7%	0.2%
Fiscal Year Ended September 30, 2017 compared to Fiscal Year Ended September 30, 2016
Consolidated overview

	Year ended September 30,		Increase (Decrease)
(In thousands)	2017	2016
Gross revenue	$1,494,279	$1,420,126	$74,153
Sales adjustments	(19,769)	(12,539)	(7,230)
Net revenue	$1,474,510	$1,407,587	$66,923
Income from operations	$40,891	$57,696	$(16,805)
Operating margin	2.7%	4.1%	(1.4)%
Consolidated gross revenue for the fiscal year ended September 30, 2017 (“fiscal 2017”) increased by $74.2 million, or 5.2%, compared to gross revenue for the fiscal year ended September 30, 2016 (“fiscal 2016”). Gross revenue increased by $39.8 million from acquisitions that closed during and after fiscal 2016, and $34.4 million from organic growth. Organic growth was negatively impacted by the ARY Divestitures, which resulted in a decrease of $7.3 million in gross revenue. Excluding the operating results of the ARY Divestitures, gross revenue increased $41.7 million from organic growth. Sales adjustments as a percentage of gross revenue increased from 0.9% to 1.3% during fiscal 2017. The largest driver of this increase in net sales adjustments was higher accounts receivable reserve levels in our CareMeridian business unit that resulted from changes in our collectability assumptions for certain aged accounts receivable. In addition, favorable adjustments to our reserves in the prior year that did not recur in fiscal 2017 contributed to the increase in sales adjustments.
Consolidated income from operations decreased from 4.1% of gross revenue, or $57.7 million, in fiscal 2016 to 2.7% of gross revenue, or $40.9 million, in fiscal 2017. The decrease in our operating margin was primarily due to $31.0 million of goodwill and intangible impairment charges during fiscal 2017. The impairment charges include $28.0 million of goodwill impairment charges and $3.0 million of intangible impairment charges, both of which related to our ADH reporting unit (see Note 7 to our consolidated financial statements for more information on the goodwill impairment). The goodwill impairment was attributable to a reduction in the profit projections of the core ADH business and a decrease in the forecasted contributions from future new start programs as compared to the prior year's projections. The tradename impairment was the result of our decision to phase in one national brand name for our ADH business unit. In addition to these charges, our margin was negatively impacted by increases in direct expense due to higher overtime pay, especially within our I/DD segment, an increase in health insurance expense and higher occupancy costs as a percentage of revenue compared to fiscal 2016. The decrease in operating margin was partially offset by an $8.6 million decrease in stock-based compensation (see Note 12 to our consolidated financial statements for more information on the former equity plan), the effect of approximately $2.0 million of exit costs associated with the ARY Divestitures recorded in the prior year, and lower general and administrative costs as a percentage of revenue resulting from management's continued focus optimizing the Company's costs structure.
I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Year ended September 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	$977,843	100.0%	$946,064	100.0%	$31,779
Sales adjustments	(10,810)	(1.1)%	(10,123)	(1.1)%	(687)	—%
I/DD net revenue	967,033	98.9%	935,941	98.9%	31,092	—%

Cost of revenue:
Direct labor costs	627,625	64.2%	602,113	63.6%	25,512	0.6%
Direct program costs	39,626	4.1%	39,344	4.2%	282	(0.1)%
Direct occupancy costs	68,212	7.0%	63,448	6.7%	4,764	0.3%
Other direct costs	42,043	4.3%	40,731	4.3%	1,312	—%
Total cost of revenues	777,506	79.6%	745,636	78.8%	31,870	0.8%

General and administrative	50,551	5.2%	50,026	5.3%	525	(0.1)%
I/DD EBITDA	138,976	14.1%	140,279	14.8%	(1,303)	(0.7)%

Depreciation and amortization	37,445	3.8%	37,850	4.0%	(405)	(0.2)%
Income from Operations	$101,531	10.3%	$102,429	10.8%	$(898)	(0.5)%
I/DD gross revenue
I/DD gross revenue for the year ended September 30, 2017 increased by $31.8 million, or 3.4%, compared to the year ended September 30, 2016. The increase in I/DD gross revenue included $19.8 million from organic growth and $12.0 million from acquisitions that closed during and after the year ended September 30, 2016. The organic growth was the result of a 1.7% increase in average billing rates and a 0.4% increase in volume compared to the year ended September 30, 2016.
I/DD EBITDA

I/DD EBITDA decreased from $140.3 million during the year ended September 30, 2016 to $139.0 million during the year ended September 30, 2017. I/DD EBITDA as a percentage of gross revenue decreased from 14.8% during the year ended September 30, 2016 to 14.1% during the year ended September 30, 2017. The decrease in our I/DD EBITDA margin was due to an increase in cost of revenues as a percentage of gross revenue compared to the prior year.
I/DD cost of revenues for the year ended September 30, 2017 increased, as a percentage of gross revenue, by 0.8%, compared to the year ended September 30, 2016. This was primarily due to an increase in direct labor costs of 0.6%, and an increase in direct occupancy costs of 0.3% . The increase in direct labor costs was due to higher amounts of overtime pay as we continue to experience increased competition for labor in some markets and an increase in health insurance expense due to higher enrollment and utilization compared to the year ended September 30, 2016. The increase in direct occupancy costs as a percentage of gross revenue was primarily due to certain programs with higher levels of open occupancy and increases in rent, utilities, and repairs and maintenance costs.
I/DD general and administrative expenses remained relatively consistent as a percentage of gross revenue during the year ended September 30, 2017, compared to the year ended September 30, 2016.
I/DD Depreciation and amortization expense

Depreciation and amortization expense decreased $0.4 million or 0.2% as a percentage of gross revenue, compared to the year ended September 30, 2016. The decrease as a percentage of gross revenue was the result of certain intangible assets becoming fully amortized during the year ended September 30, 2017.

SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	$317,196	100.0%	$289,978	100.0%	$27,218
Sales adjustments	(7,653)	(2.4)%	(885)	(0.3)%	(6,768)	(2.1)%
SRS net revenue	309,543	97.6%	289,093	99.7%	20,450	(2.1)%

Cost of revenue:
Direct labor costs	162,990	51.4%	147,425	50.8%	15,565	0.6%
Direct program costs	21,916	6.9%	20,201	7.0%	1,715	(0.1)%
Direct occupancy costs	35,275	11.1%	33,037	11.4%	2,238	(0.3)%
Other direct costs	8,366	2.6%	7,731	2.7%	635	(0.1)%
Total cost of revenue	228,547	72.0%	208,394	71.9%	20,153	0.1%

General and administrative	29,197	9.2%	25,844	8.9%	3,353	0.3%
SRS EBITDA	51,799	16.4%	54,855	18.9%	(3,056)	(2.5)%

Depreciation and amortization	23,622	7.4%	23,412	8.1%	210	(0.7)%
Income from Operations	$28,177	9.0%	$31,443	10.8%	$(3,266)	(1.8)%

SRS gross revenue
SRS gross revenue for the year ended September 30, 2017 increased by $27.2 million, or 9.4%, compared to the year ended September 30, 2016. The increase in SRS gross revenue included $19.9 million from organic growth and $7.3 million from acquisitions that closed during and after fiscal 2016. The organic growth was driven by an increase of 3.6% in volume and an increase of 3.3% in the average billing rate. The increase in volume was primarily due to higher occupancy levels resulting from the maturation of new programs started in recent years. The increase in average billing rate was primarily due to changes in consumer mix.
SRS EBITDA

SRS EBITDA decreased from $54.9 million during the year ended September 30, 2016 to $51.8 million during the year ended September 30, 2017. SRS EBITDA as a percentage of gross revenue decreased from 18.9% during the year ended September 30, 2016 to 16.4% during the year ended September 30, 2017. The decrease in our SRS EBITDA margin as a percentage of revenue was primarily due to increases in net sales adjustments and general and administrative expenses as a percentage of gross revenue.
SRS sales adjustments for the year ended September 30, 2017 increased by $6.8 million, or 2.1% as a percentage of gross revenue, compared to the year ended September 30, 2016. The largest driver of this increase was higher accounts receivable reserves for our CareMeridian business unit that resulted from changes in our collectability assumptions for certain aged accounts receivable. In addition, favorable adjustments to our reserves in the prior year that did not recur in fiscal 2017 contributed to the increase in sales adjustments during fiscal 2017.
SRS cost of revenues for the year ended September 30, 2017 remained relatively stable as a percentage of gross revenue increasing 0.1% compared to the year ended September 30, 2016. The increase was primarily due to an increase of 0.6% in direct labor costs, partially offset by a 0.3% decrease in direct occupancy costs. The increase in direct labor costs as a percentage of gross revenue was primarily due to increases in overtime pay and an increase in health insurance expense due to higher enrollment and utilization compared to the year ended September 30, 2016. The decrease in direct occupancy costs as a percentage of revenue was mainly due to lower levels of open occupancy resulting from the maturation of programs started in recent years.
SRS general and administrative expenses increased as a percentage of gross revenue by 0.3% during the year ended September 30, 2017. The increase in general and administrative expenses was primarily due to professional service fees and other costs incurred in connection with our project to improve efficiencies and optimize our cost structure.
SRS Depreciation and amortization expense
Depreciation and amortization expense as a percentage of gross revenue decreased by 0.7% as a percentage of revenue, compared to the year ended September 30, 2016. The decrease as a percentage of gross revenue is the result of the revenue growth being more heavily weighted toward organic versus acquisitions in recent years.

ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Year ended September 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	$142,137	100.0%	$148,400	100.0%	$(6,263)
Sales adjustments	(395)	(0.3)%	(1,121)	(0.8)%	726	0.5%
ARY net revenue	141,742	99.7%	147,279	99.2%	(5,537)	0.5%

Cost of revenues	108,410	76.3%	111,233	75.0%	(2,823)	1.3%
General and administrative	11,742	8.3%	15,449	10.4%	(3,707)	(2.1)%
ARY EBITDA	21,590	15.1%	20,597	13.8%	993	1.3%

Depreciation and amortization	5,662	4.0%	5,722	3.9%	(60)	0.1%
Income from Operations	$15,928	11.1%	$14,875	9.9%	$1,053	1.2%
ARY gross revenue
ARY gross revenue for the year ended September 30, 2017 decreased by $6.3 million, or 4.2%, compared to the year ended September 30, 2016. The $6.3 million decrease in ARY gross revenue was due to a 6.2% decrease in volume resulting from the ARY Divestitures during the first half of fiscal 2016, slightly offset by a 2.0% increase in average billing rate. The ARY Divestitures resulted in a decrease of $7.3 million in gross revenue compared to the year ended September 30, 2016.
ARY EBITDA

ARY EBITDA increased from $20.6 million during the year ended September 30, 2016 to $21.6 million during the year ended September 30, 2017. ARY EBITDA as a percentage of gross revenue increased from 13.8% during the year ended September 30, 2016 to 15.1% during the year ended September 30, 2017. The increase in our ARY EBITDA margin as a percentage of revenue was the result of decreases in general and administrative expense and net sales adjustments as a percentage of gross revenue, partially offset by an increase in cost of revenue as a percentage of gross revenue compared to the prior year.

ARY cost of revenues for the year ended September 30, 2017 increased as a percentage of gross revenue by 1.3% as compared to the year ended September 30, 2016. This was primarily due to higher amounts of overtime pay, an increase in health insurance expense, and an increase in direct occupancy costs compared to the prior year.

ARY general and administrative expenses decreased by $3.7 million, or 2.1% of gross revenue, during the year ended September 30, 2017. The decrease in general and administrative expenses was due to costs associated with the ARY divestitures, including approximately $2.0 million of exit costs recorded in the prior year.
ARY Depreciation and amortization expense
Depreciation and amortization expense for the year ended September 30, 2017 remained relatively consistent as a percentage of gross revenue compared to the year ended September 30, 2016.

Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Year ended September 30,
	2017	2016
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$57,103	$35,684	$21,419
Sales adjustments	(911)	(410)	(501)
Corporate and Other net revenue	56,192	35,274	20,918

Cost of revenue	46,065	26,918	19,147
General and administrative	74,886	83,079	(8,193)
Goodwill and intangible impairment	31,002	10,251	20,751
Depreciation and amortization	8,984	6,077	2,907
Loss from operations	$(104,745)	$(91,051)	$(13,694)
Corporate and Other revenue

Corporate and Other gross revenue consists of revenue from our Adult Day Health ("ADH") business. ADH gross revenue for the year ended September 30, 2017 increased by $21.4 million, or 60.0%, compared to the year ended September 30, 2016. The increase in gross revenue included $20.5 million from acquisitions closed during the year ended September 30, 2017, and $0.9 million from organic growth.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other costs of revenue for the year ended September 30, 2017 increased by $19.1 million or 5.3% as a percentage of revenue, compared to the year ended September 30, 2016. The increase as a percentage of revenue was primarily due to the impact of programs with higher levels of open capacity, costs associated new starts and certain acquisitions with lower operating margins.
Corporate and Other operating expense
General and administrative expenses for the year ended September 30, 2017 decreased by $8.2 million as compared to year ended September 30, 2016. This was primarily due to an $8.6 million reduction in stock-based compensation expense resulting from a $10.5 million charge recorded during the year ended September 30, 2016 related to awards under our former equity plan. In addition, our indirect labor costs and other administrative expenses decreased compared to the prior year as a result of our continued focus on improving efficiencies and maximizing the Company's cost structure.

Goodwill and intangible impairment charges increased $20.8 million as compared to year ended September 30, 2016. This was primarily due to $31.0 million of impairment charges related to our ADH business, including $28.0 million of goodwill impairment charges and $3.0 million of impairment charges associated with ADH tradenames. The goodwill impairment was attributable to a reduction in the profit projections of the core ADH business and a decrease in the forecasted contributions from future new start programs as compared to the prior year's projections. The tradename impairment was the result of our decision in the fourth quarter of fiscal 2017 to phase in one national brand name for the ADH business.
Depreciation and amortization expense for the year ended September 30, 2017 decreased by1.3% as a percentage of gross revenue, compared to the year ended September 30, 2016. The decrease as a percentage of gross revenue was the result of certain intangibles assets becoming fully amortized during the year ended September 30, 2017.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, was $0.7 million of income and $0.9 million of expense for the years ended September 30, 2017 and September 30, 2016, respectively. Other income of $0.7 million for the year ended September 30, 2017 was primarily the result of gains from our Company owned life insurance policies. Other expense of $0.9 million for the year ended September 30, 2016 was due to a $1.3 million loss recorded on the sale of our ARY operations in the state of North
Carolina.
Consolidated Provision (benefit) for income taxes
For the year ended September 30, 2017 our effective income tax rate was 22.7% compared to an effective tax rate of 58.4% for the year ended September 30, 2016. These rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. The lower effective tax rate for the year ended September 30, 2017 compared to the federal statutory income tax rate was primarily due to tax credits realized during fiscal 2017 and lower pretax income compared to the prior year. The higher effective tax rate for the year ended September 30, 2016 compared to the federal statutory income tax rate was primarily due to a $10.5 million stock-based compensation charge recorded during the first quarter of fiscal 2016. The charge resulted in a higher effective tax rate during the prior year because it was not deductible for tax purposes.
Fiscal Year Ended September 30, 2016 compared to Fiscal Year Ended September 30, 2015
Consolidated overview

All prior period amounts in the tables below have been adjusted to reflect the changes in reportable segments effective October 1, 2016.

	Year Ended September 30,		Increase(Decrease)
(In thousands)	2016	2015
Gross revenue	$1,420,126	$1,384,332	$35,794
Sales adjustments	(12,539)	(17,386)	4,847
Net revenue	$1,407,587	$1,366,946	$40,641
Income from operations	$57,696	$62,571	$(4,875)
Operating margin	4.1%	4.5%	(0.4)%
Consolidated gross revenue for the fiscal year ended September 30, 2016 (“fiscal 2016”) increased by $35.8 million, or 2.6%, compared to gross revenue for the fiscal year ended September 30, 2015 (“fiscal 2015”). Sales adjustments as a percentage of gross revenue decreased from 1.3% during fiscal 2015 to 0.9% during fiscal 2016. The decrease in net sales adjustments was due to positive amendments to contracts for services performed in prior periods and improvements in authorization management, claims processing and collections. The growth in gross revenue was negatively impacted by the ARY Divestitures, which resulted in a decrease of $47.8 million in gross revenue. Excluding these operations, gross revenue increased by $83.6 million, or 6.3%, of which $42.6 million was from acquisitions that closed during and after fiscal 2015 and $41.0 million was from organic growth.
Consolidated income from operations decreased from 4.5% of gross revenue, or $62.6 million, in fiscal 2015 to 4.1% of gross revenue, or $57.7 million, in fiscal 2016. The decrease in our operating margin during fiscal 2016 was driven by an increase of $11.8 million in stock-based compensation, $10.5 million of which related to awards under our former equity compensation plan that vested during the first quarter of fiscal 2016 (see Note 21 to our consolidated financial statements for more information on the former equity plan), and a $10.3 million goodwill impairment charge related to our ADH reporting unit (see Note 7 to our consolidated financial statements for more information on the goodwill impairment). The impairment was primarily the result of higher than anticipated operating costs in a recently acquired business that negatively affected the reporting unit's projected operating margins. In addition, increases in health insurance expense and in overtime had a negative impact on our operating margin. The effect of these items was partially offset by the positive impact of divesting lower margin ARY operations and a decrease in depreciation and amortization expense. Depreciation and amortization expense for the year ended September 30, 2015 included intangible asset impairment charges of $10.4 million related to the ARY Divestitures.

I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Year ended September 30,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	$946,064	100.0%	$904,083	100.0%	$41,981
Sales adjustments	(10,123)	(1.1)%	(12,232)	(1.4)%	2,109	0.3%
I/DD net revenue	935,941	98.9%	891,851	98.6%	44,090	0.3%

Cost of revenue:
Direct labor costs	602,113	63.6%	570,824	63.1%	31,289	0.5%
Direct program costs	39,344	4.2%	38,028	4.2%	1,316	—%
Direct occupancy costs	63,448	6.7%	59,253	6.6%	4,195	0.1%
Other direct costs	40,731	4.3%	41,796	4.6%	(1,065)	(0.3)%
Total cost of revenues	745,636	78.8%	709,901	78.5%	35,735	0.3%

General and administrative	50,026	5.3%	47,675	5.3%	2,351	—%
I/DD EBITDA	140,279	14.8%	134,275	14.8%	6,004	—%

Depreciation and amortization	37,850	4.0%	37,287	4.1%	563	(0.1)%
Income from Operations	$102,429	10.8%	$96,988	10.7%	$5,441	0.1%
I/DD gross revenue
I/DD gross revenue for the year ended September 30, 2016 increased by $42.0 million, or 4.6%, compared to the year ended September 30, 2015. The increase in I/DD gross revenue included $21.9 million from organic growth and $20.1 million from acquisitions that closed during and after fiscal 2015. The organic growth was the result of a 0.3% increase in volume coupled with a 2.2% increase in average billing rates for fiscal 2016 compared to fiscal 2015.
I/DD EBITDA

I/DD EBITDA increased from $134.3 million during the year ended September 30, 2015 to $140.3 million during the year ended September 30, 2016. I/DD EBITDA as a percentage of gross revenue remained stable at 14.8% for the years ended September 30, 2016 and September 30, 2015.

As a percentage of gross revenues I/DD sales adjustments for the year ended September 30, 2016 decreased by 0.3% compared to the year ended September 30, 2015. The decrease in net sales adjustments was primarily due to positive amendments to contracts for services performed in prior periods and improvements in authorization management, claims processing and collections.
As a percentage of gross revenue I/DD cost of revenues for the year ended September 30, 2016 increased by 0.3%, compared to the year ended September 30, 2015. This was primarily due to an increase in direct labor costs as a percentage of gross revenue of 0.5%, partially offset by a decrease in other direct costs as a percentage of gross revenue of 0.3%. The increase in direct labor costs was due to higher amounts of overtime pay due to increased competition for labor in some markets and an increase in health insurance expense due to higher enrollment and utilization compared to the year ended September 30, 2015. The decrease in other direct costs was mainly due to a decrease in worker's compensation expense compared to the same period of the prior year due to favorable claims experience.
I/DD general and administrative expenses remained consistent as a percentage of gross revenue at 5.3% during the years ended September 30, 2016 and September 30, 2015.

I/DD Depreciation and amortization expense

Depreciation and amortization expense as a percentage of gross revenue remained relatively stable compared to the year ended September 30, 2015.
SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	$289,978	100.0%	$267,293	100.0%	$22,685
Sales adjustments	(885)	(0.3)%	(3,373)	(1.3)%	2,488	1.0%
SRS net revenue	289,093	99.7%	263,920	98.7%	25,173	1.0%

Cost of revenue:
Direct labor costs	147,425	50.8%	134,364	50.3%	13,061	0.5%
Direct program costs	20,201	7.0%	18,761	7.0%	1,440	—%
Direct occupancy costs	33,037	11.4%	29,985	11.2%	3,052	0.2%
Other direct costs	7,731	2.7%	7,706	2.9%	25	(0.2)%
Total cost of revenue	208,394	71.9%	190,816	71.4%	17,578	0.5%

General and administrative	25,844	8.9%	24,005	9.0%	1,839	(0.1)%
SRS EBITDA	54,855	18.9%	49,099	18.3%	5,756	0.6%

Depreciation and amortization (1)	23,412	8.1%	23,033	8.6%	379	(0.5)%
Income from Operations	$31,443	10.8%	$26,066	9.7%	$5,377	1.1%

(1) Depreciation and amortization for fiscal 2015 includes $0.3 million of impairment charges related to definite-lived intangible assets which are included in Goodwill and intangible asset impairment on the consolidated statement of income.
SRS gross revenue
SRS gross revenue for the year ended September 30, 2016 increased by $22.7 million, or 8.5%, compared to the year ended September 30, 2015. The increase included $12.5 million from organic growth and $10.2 million from acquisitions that closed during fiscal 2015. The organic growth was driven by an increase in volume of 4.1% and an increase in the average billing rate of 0.9%. The increase in volume was primarily due to the maturation of programs started in prior years.
SRS EBITDA

SRS EBITDA increased from $49.1 million during the year ended September 30, 2015 to $54.9 million during the year ended September 30, 2016. SRS EBITDA as a percentage of gross revenue increased from 18.3% during the year ended September 30, 2015 to 18.9% during the year ended September 30, 2016. The increase in our SRS EBITDA margin was primarily due to a decrease in net sales adjustments, partially offset by an increase in direct labor cost compared to the prior year.
Sales adjustments for the year ended September 30, 2016 decreased by $2.5 million, or 1.0% of gross revenue, compared to the year ended September 30, 2015. The decrease was primarily the result of amendments to contracts for services in prior periods and improvements in authorization management, claims processing, and collections.

Cost of revenues for the year ended September 30, 2016 increased as a percentage of gross revenue by 0.5% compared to the year ended September 30, 2015. This was primarily due to an increase in direct labor costs of 0.5% and an increase in direct occupancy costs of 0.2%, partially offset by a decrease in other direct costs. The increase in direct labor costs as a percentage of gross revenue was primarily due to an increase in therapy and nursing consultant costs. The increase in direct occupancy costs as a percentage of gross revenue was primarily due to increases in rent and utility costs and the impact of programs with higher levels of open occupancy. The decrease in other direct costs as a percentage of gross revenue was primarily due to lower workers' compensation costs as compared to fiscal 2015.
General and administrative expenses remained relatively stable as a percentage of gross revenue during the year ended September 30, 2016.
SRS Depreciation and amortization expense
Depreciation and amortization expense as a percentage of gross revenue decreased by 0.5% compared to the year ended September 30, 2015. This was primarily due to revenue growth being more heavily weighted to organic growth.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Year ended September 30,
	2016		2015			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	$148,400	100.0%	$193,021	100.0%	$(44,621)
Sales adjustments	(1,121)	(0.8)%	(1,510)	(0.8)%	389	—%
ARY net revenue	147,279	99.2%	191,511	99.2%	(44,232)	—%

Cost of revenues	111,233	75.0%	143,955	74.5%	(32,722)	0.5%
General and administrative	15,449	10.4%	20,385	10.6%	(4,936)	(0.2)%
ARY EBITDA	20,597	13.8%	27,171	14.1%	(6,574)	(0.3)%

Depreciation and amortization (1)	5,722	3.9%	17,594	9.1%	(11,872)	(5.2)%
Income from Operations	$14,875	9.9%	$9,577	5.0%	$5,298	4.9%

(1) Depreciation and amortization for fiscal 2015 includes a $10.4 million of impairment charge for definite-lived intangible assets related to the ARY Divestitures which is included in Goodwill and intangible asset impairment on the consolidated statement of income.
ARY gross revenue
ARY gross revenue for the year ended September 30, 2016 decreased by $44.6 million, or 23.1% , compared to the year ended September 30, 2015. The decrease in ARY gross revenue was driven by a 29.4% decrease in volume due to the ARY Divestitures. These divestitures resulted in a decrease of $47.8 million in gross revenue, which was partially offset by an increase in revenue in the remaining ARY states.
ARY EBITDA

ARY EBITDA decreased from $27.2 million during the year ended September 30, 2015 to $20.6 million during the year ended September 30, 2016. ARY EBITDA as a percentage of gross revenue decreased from 14.1% during the year ended September 30, 2015 to 13.8% during the year ended September 30, 2016. The decrease in our ARY EBITDA margin was the result of an increase in costs of revenues due to higher rent and utility costs and an increase in professional and general liability expense due to unfavorable claims experience compared to the prior year. The decrease was partially offset by the positive impact of divesting lower margin ARY operations during the first half of fiscal 2016.

ARY Depreciation and amortization expense
Depreciation and amortization expense for the year ended September 30, 2016 decreased by 5.2% as a percentage of gross revenue compared to the year ended September 30, 2015. Depreciation and amortization expense for the year ended September 30, 2015 included intangible asset impairment charges of $10.4 million related to the ARY Divestitures.
Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Year ended September 30,
	2016	2015
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$35,684	$19,935	$15,749
Sales adjustments	(410)	(271)	(139)
Corporate and Other net revenue	35,274	19,664	15,610

Cost of revenues	26,918	14,692	12,226
General and administrative	83,079	70,774	12,305
Goodwill and intangible impairment	10,251	—	10,251
Depreciation and amortization	6,077	4,258	1,819
Loss from operations	$(91,051)	$(70,060)	$(20,991)
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our Adult Day Health ("ADH") business. ADH gross revenue for the year ended September 30, 2016 increased by $15.7 million, or 79.0%, compared to the year ended September 30, 2015. The increase in gross revenue was due to acquisitions that closed during fiscal 2016.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other costs of revenue for the year ended September 30, 2016 increased by $12.2 million, or 1.7% of gross revenue, compared to the year ended September 30, 2015. The increase in cost of revenue was primarily due an acquisition with lower operating margins and costs associated with our new start programs.
Corporate and Other operating expense
General and administrative expenses for the year ended September 30, 2016 increased by $12.3 million as compared to year ended September 30, 2015. The increase was primarily due to an $11.8 million increase in stock-based compensation resulting from a $10.5 million charge related to awards under our former equity compensation plan that vested during the first quarter of fiscal 2016. In fiscal 2016, we incurred a $10.3 million goodwill impairment charge related to our ADH reporting unit (see Note 7 to our consolidated financial statements for more information on the goodwill impairment). The impairment was primarily the result of higher than anticipated operating costs in a recently acquired business that negatively affected the reporting unit's projected operating margins.
Depreciation and amortization expense for the year ended September 30, 2016 increased by $1.8 million, compared to the year ended September 30, 2015. This was primarily due to acquisitions that closed during fiscal 2016.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, was expense of $0.9 million and expense of $1.3 million for the years ended September 30, 2016 and September 30, 2015, respectively.

Consolidated Provision (benefit) for income taxes
For the year ended September 30, 2016 our effective income tax rate was 58.4% compared to an effective tax rate of 39.8% for the year ended September 30, 2015. These rates differ from the federal statutory income tax rate primarily due to state income taxes, nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. The increase in our effective tax rate is primarily due to a $10.5 million stock-based compensation charge related to certain awards under our former equity compensation plan that vested in October 2015 and the impact of the $10.3 million goodwill impairment charge related to the ADH operating segment recorded in the fourth quarter of fiscal 2016. The stock-based compensation charge was not deductible for tax purposes.
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
Operating activities
Cash flows provided by operating activities were $96.9 million, $107.1 million and $90.5 million for fiscal 2017, 2016 and 2015, respectively. Net cash provided by operating activities during the year ended September 30, 2017 was negatively impacted by an increase in our days sales outstanding ("DSO") from 43.0 days in fiscal 2016 to 45.2 days in fiscal 2017. The increase in cash provided by operating activities in fiscal 2016 is primarily due to lower interest expense as a result of redeeming our senior notes and the impact of paying call premiums related to this redemption in fiscal 2015. The increase was partially offset by the impact of making estimated federal tax payments in fiscal 2016 for the first time in many years.
Investing activities
Net cash used in investing activities was $125.7 million, $87.4 million and $79.0 million for fiscal 2017, 2016 and 2015, respectively. Cash paid for acquisitions was $82.1 million, $45.2 million and $38.7 million for fiscal 2017, 2016 and 2015, respectively. We acquired 11, 12, and 10 companies in each of fiscal 2017, 2016 and 2015, respectively. Cash paid for property and equipment for fiscal 2017 was $46.6 million, or 3.2% of net revenue, compared to $43.4 million, or 3.1% of net revenue for fiscal 2016, and $42.8 million, or 3.1% of net revenue, for fiscal 2015.
Financing activities
Net cash used in financing activities was $14.7 million for fiscal 2017 compared to $10.7 million in fiscal 2016 and $165.9 million in fiscal 2015. The net cash used in financing activities during fiscal 2017 was primarily attributable to cash paid to settle acquisition contingent consideration and principal payments on the Company's long-term debt. The net cash used in financing activities during fiscal 2016 was primarily related to principal payments on long-term debt and cash paid to settle acquisition contingent consideration. In fiscal 2015 we redeemed $212.0 million of our senior notes, which was partially offset by the net proceeds received from the incremental term loan of $55.0 million.
During fiscal 2017, 2016 and 2015, we borrowed an aggregate of $7.3 million, $52.2 million, and $210.7 million, respectively, under our senior revolver, all of which was repaid during the same periods.
At September 30, 2017, we had no outstanding loans and $117.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. At September 30, 2017, $47.4 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.

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

Debt and Financing Arrangements
Senior Secured Credit Facilities

NMHI and NMHH, wholly owned subsidiaries of Civitas, have a senior credit facility that includes a term loan facility of $655.0 million and a revolving credit facility of $120.0 million. In connection with the facility, NMHI has deposited $50.0 million into a restricted cash account as collateral to support the issuance of letters of credit. Subsequent to year end, the term loan facility was increased by $75.0 million to $730.0 million principally in order to finance acquisitions completed in October 2017. As of September 30, 2017, $117.1 million was available for borrowing under the revolving credit facility and the remainder, or $2.9 million, was utilized to support letter of credit.

Borrowings under the term loan facility bear interest, at our option, at: (i) an alternate base rate ("ABR") equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points (provided that the ABR applicable to the term loan facility will not be less than 2.00% per annum), plus 2.00%; or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 0.75% per annum), plus 3.00%. Borrowings under the revolving and swingline loans bear interest at our option at (i) an ABR equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points (provided that the ABR applicable to the term loan facility will not be less than 2.00% per annum), plus 2.25%; or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 0.75% per annum), plus 3.25%. NMHI is also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. NMHI must also pay customary letter of credit fees.

As of September 30, 2017, the Company had $632.5 million in term loans outstanding with an average borrowing rate of 4.33%. In addition, the Company has entered into two interest rate swaps on $375.0 million of the term loan principal to effectively fix the interest rate on this portion of the borrowings to 4.80%.

As noted above, on October 24, 2017, the Company entered into Amendment No. 6 to its senior credit agreement which provided for an additional $75 million term loan. The net proceeds of the additional term loan were used by the Company to pay the purchase price for the acquisition of Mentis and to pay related fees and expenses, with any excess proceeds to be used for general corporate purposes.
On November 21, 2017, the Company entered into Amendment No. 7 to its senior credit agreement which increased the aggregate revolving commitments from $120.0 million to $160.0 million and extended the maturity date for $90.0 million of the revolving commitments ("the Extended Revolving Commitments") to January 31, 2021. The terms of the remaining $70.0 million of the revolving commitments ("the Initial Revolving Commitments"), which mature on January 31, 2019, remain unchanged. All of the other terms of the Extended Revolving Commitments are identical to the Initial Revolving Commitments, except that the applicable margin for the Extended Revolving Commitments will decrease by 0.25% per annum when the Initial Revolving Commitments are terminated or expire.

Covenants
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of September 30, 2017. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI's usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio stepped down to 5.00 to 1.00 during the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of September 30, 2017 as our usage of the senior revolver did not exceed the threshold for that quarter.

Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of September 30, 2017:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$723,781	$34,230	$67,672	$621,879	$—
Operating lease obligations (2)	317,370	67,731	103,311	64,693	81,635
Capital lease obligations	7,127	1,124	2,248	1,901	1,854
Purchase obligations (3)	6,763	3,767	2,996	—	—
Standby letters of credit	50,354	50,354	—	—	—
Total obligations and commitments	$1,105,395	$157,206	$176,227	$688,473	$83,489
________________________

(1)
Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at September 30, 2017. The interest payments do not reflect the projected impact of interest rate swap agreements. The principal and interest payments are due in quarterly installments through January 31, 2021. The senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with 50% of our annual excess cash flow, as defined in the agreement, 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, and 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. The obligations included in the table above do not include mandatory prepayments. On October 24, 2017, we incurred an additional $75.0 million of borrowings under our incremental term loan under our senior secured credit facilities. Based on the interest rates in place at September 30, 2017, the incremental term loan increases our expected cash payments for interest on our long-term debt by $3.3 million per year. The principal and interest payments related to the incremental term loan are not included herein. See Note 10 and Note 24 to our consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.

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
Generally, we recognize revenue for services when earned. Our services fall into two general categories: residential and non-residential. In residential services, we are providing a living environment, usually a community residence, to an individual and providing support on a 24-hour basis. Non-residential services are provided to an individual on an hourly (or other unit of time) basis for therapy, community support or in our day program centers. Revenues for residential services are recognized for the number of days in the accounting period that the individual is in our service. Periodic service revenue is recognized when the related services are performed.
In addition, we operate under four distinct types of contracting arrangements with our payors:

•
Negotiated Contracts. For these contracts, services are priced pursuant to a “plan of care” for the individual which encompasses habilitation and therapies. Such contracts are not subject to retroactive adjustment or cost reimbursement requirements. However, we may petition for a change in rate based upon a change in circumstances with a particular individual or in situations where additional services are needed. For these contracts, we recognize revenue at the negotiated rate when earned. Subsequent adjustments to rates, if any, are recognized when approved by the payor. For fiscal years ended 2015, 2016 and 2017, 30.6%, 30.2% and 31.3% respectively, of our revenues were earned from contracts that fall into this category.

•
Fixed Fee Contracts. For these contracts, payors set a standard rate or set of rates for a particular service usually dependent on the acuity of the individual. These rates are the same for all agencies providing the service. For these contract types, there is generally no cost report required or if a cost report is required it is used for informational purposes only. For these contracts, we recognize revenue at the standard rate as earned. For fiscal years ended 2015, 2016 and 2017, 49.4%, 51.6% and 53.7%, respectively, of our revenues were earned from contracts that fall into this category.

•
Retrospective reimbursement contracts. For these contracts, a provisional rate is set for the year pending the filing of an annual cost report that may further adjust that rate. Cost reimbursement rules differ by jurisdiction and program type but generally include direct costs, indirect costs, depreciation, interest, overhead allocations with interest, overhead and profit usually subject to limitation. Should the cost report indicate that allowable rate is lower than what has been billed, we record a liability and these funds are adjusted back or refunded to the state payor at some time in the future. For these contracts we prepare an analysis quarterly to determine if any of the revenue that has been billed and recognized should be deferred and if so record that portion as a current liability. In a subsequent quarter, allowable costs may increase which would result in a reversal of the liability but if this condition persists through the end of the statutory annual period, we would refund the unallowed portion of the revenue to the state and offset the liability. For fiscal years ended 2015, 2016 and 2017, 11.4%, 10.1% and 7.6%, respectively, of our revenues were earned from contracts that fall into this category.

•
Prospective payment contracts. These contracts are cost reported in the same way as retrospective contracts, except the cost report for the annual period is used to set the rates in a future period. For these contracts, changes in rates are recognized in revenue prospectively. For fiscal years ended 2015, 2016 and 2017, 8.6%, 8.1% and 7.4%, respectively, of our revenues were earned from contracts that fall into this category.

All four types of contracting arrangements are subject to audit by the payor and may be subject to recoupments of revenue if in performing our services we have not adhered to the terms of the contract, or not documented our services as specified by the payor. For fiscal years ended 2015, 2016 and 2017, liabilities to payors for cost based contracts were $10.1 million, $6.5 million and $6.9 million, respectively.
Non Authorized Sales Allowance. The individuals we support are generally long-term recipients of our services and require continuous support. The majority of the services are paid for through state Medicaid programs. When we enter into an arrangement to provide services to an individual, we obtain an “authorization” to provide services for a specified period of time such as a six months or one year. When an authorization expires we generally do not discontinue providing service to the individuals we support and in some cases are prevented from doing so legally. Therefore, it is not uncommon for us to serve an individual without a current authorization. In this situation we determine whether a non-authorized sales allowance is required by whether the lapse in authorization is within the documented customary business practice period that we have established for that particular payor. Once the lapse in authorization extends beyond the normal period for that payor, we adjust the non-authorized sales allowance to reserve the revenue. As of September 30, 2015, 2016 and 2017, our non-authorized sales allowance was $3.2 million, $2.8 million and $2.9 million, respectively.
Goodwill and Indefinite-lived Intangible Assets
We review goodwill and indefinite-lived intangible assets for impairment annually, as of July 1st, or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable to determine whether any impairment exists, and, if so, the extent of such impairment. Our goodwill balance represents the difference between the purchase price of acquired businesses and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. We test goodwill at the reporting unit level, which is the same level as our operating segments. We have the option to first assess qualitative factors to determine whether further impairment testing is necessary. We have elected to bypass the qualitative assessments and, for fiscal 2016 and prior, we utilized the two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. We estimated the fair value of each of our reporting units using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of a reporting unit by estimating the after–tax cash flows attributable to a reporting unit and then discounting them to a present value using a risk-adjusted discount rate. In our discounted cash flow analysis, we forecasted cash flows by reporting unit for each of the next ten years and applied a long term growth rate to the final years of the forecasted cash flows to estimate terminal value. The cash flows were then discounted to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections used in the discounted cash flow analysis are based on estimates of the weighted average costs of capital of market participants relative to each respective reporting unit. If the carrying amount of the reporting unit exceeds its estimated fair value, we are required to perform the second step, or Step 2, of the goodwill impairment test to measure the amount of impairment loss. Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill in order to determine the amount of impairment to be recognized. The implied fair value of goodwill is calculated as the difference between the fair value of the reporting unit and the estimated fair value of its assets and liabilities. Beginning in fiscal 2017, the Company adopted ASU 2017-04, which eliminated Step 2 from the goodwill impairment test.
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
The estimated fair values of our reporting units and indefinite-lived intangibles are based on discounted estimated future cash flows. The discounted cash flow analysis requires significant judgment, including judgments about the appropriate discount rates and terminal values, future growth, capital expenditures and market conditions over the estimated remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-lived intangible assets. If updated estimates indicate that the fair value of goodwill or any indefinite-lived intangibles is less than the carrying value of the asset, an impairment charge is recorded in the consolidated statements of income in the period of the change in estimate.
We completed our annual impairment tests in the fourth quarter of fiscal 2017, 2016 and 2015. It was determined in fiscal 2015 that the carrying value of goodwill and indefinite-lived assets was not impaired. In fiscal 2016, the fair value of each of our reporting units was in excess of its carrying value and passed with a substantial margin, except for the ADH reporting unit. Our annual impairment analysis as of July 1, 2016 indicated that the Step 2 analysis was necessary for the ADH reporting unit that is included within Corporate and Other. After performing Step 2, it was determined that the implied value of goodwill was less than the carrying amount, resulting in an impairment charge of $10.3 million for the year ended September 30, 2016. The impairment was primarily due to higher than anticipated operating costs in a recently acquired business that have negatively affected the reporting unit's projected operating margins. In fiscal 2017, we conducted Step 1 of the annual goodwill impairment test as of July 1, 2017, which indicated that the fair value of the ADH reporting unit, that is included within Corporate and Other, was less than its carrying value. Based on the guidance in ASU 2017-04, we recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The $28.0 million impairment charge is included in total operating expense for the year ended September 30, 2017. The goodwill impairment was attributable to a reduction in the profit projections of the core ADH business and a decrease in the forecasted contributions from future new start programs as compared to the prior year's projections. As a result of our decision in the fourth quarter of fiscal 2017 to phase in one national brand name for the ADH business we concluded that the useful lives of the indefinite-lived ADH trade n ames are no longer indefinite. We performed an impairment test using the relief from royalty model over the remaining useful life of one year. The impairment test indicated that the $3.4 million carrying value of the indefinite-lived ADH trade names exceeded its fair value, resulting in an impairment charge of $3.0 million which is included in Goodwill and intangible asset impairment in the statement of income for the year ended September 30, 2017. The remaining net book value of $0.4 million will be amortized over the remaining useful life of one year.
Since our annual goodwill impairment test on July 1, 2017, no triggering events have come to our attention pursuant to our review of goodwill that indicated a test for impairment is necessary as of September 30, 2017.
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
Accruals for Self-Insurance
We maintain insurance for professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. Employment practices liability is fully self-insured. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, employment practices liability and professional and general liability programs are based on analyses performed internally by management and for certain balances, take into account reports by independent third party actuaries.
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
Legal Contingencies
We are regularly involved in litigation and regulatory proceedings in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict, and we may settle legal claims or be subject to judgments for amounts that materially differ from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period. See “Risk Factors” and “Business—Legal Proceedings” for additional information.

Subsequent Events
On October 1, 2017, the Company acquired the assets of Powell Life Skills, Inc. ("Powell") for consideration of $1.0 million, including $0.6 million of contingent consideration. Powell is located in Delaware and provides residential services, supported living services, day program services and similar services to individuals with intellectual developmental disabilities and similar conditions. Powell is included in the Company's I/DD segment.
On October 25, 2017, the Company acquired all of the outstanding capital stock of Mentis Neuro Rehabilitation, LLC and its direct and indirect wholly owned subsidiaries (collectively, “Mentis”) for a purchase price of approximately $74.9 million. Mentis is located in Texas and Ohio and provides specialty rehabilitation services to individuals recovering from acquired brain injuries. Mentis is included in the Company's SRS segment.
On October 24, 2017, the Company entered into Amendment No. 6 to its senior credit agreement which provided for an additional $75 million term loan. The net proceeds of the additional term loan were used by the Company to pay the purchase price for the acquisition of Mentis and to pay related fees and expenses, with any excess proceeds to be used for general corporate purposes.
On November 21, 2017, the Company entered into Amendment No. 7 to its senior credit agreement which increased the aggregate revolving commitments from $120.0 million to $160.0 million and extended the maturity date for $90.0 million of the revolving commitments ("the Extended Revolving Commitments") to January 31, 2021. The terms of the remaining $70.0 million of the revolving commitments ("the Initial Revolving Commitments"), which mature on January 31, 2019, remain unchanged. All of the other terms of the Extended Revolving Commitments are identical to the Initial Revolving

Commitments, except that the applicable margin for the Extended Revolving Commitments will decrease by 0.25% per annum when the Initial Revolving Commitments are terminated or expire.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. As of May 25, 2017 pursuant to an amendment to the senior credit agreement, the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.00%; or (ii) the Eurodollar rate for a one, two, three or six month period at our option (subject to a LIBOR floor of 0.75%); plus 3.00%. A 1% increase in the interest rate on our floating rate debt as of September 30, 2017 would have increased cash interest expense on the floating rate debt by approximately $6.4 million per annum, without giving effect to the interest rate swap agreements discussed below.
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
Our consolidated financial statements required by this Item are on pages F-1 through F-40 of this report.

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2017.

Our internal control over financial reporting as of September 30, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Civitas Solutions, Inc.
Boston, Massachusetts

We have audited the internal control over financial reporting of Civitas Solutions, Inc. and subsidiaries (the "Company") as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2017, of the Company and our report dated December 12, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in method of testing goodwill for impairment for its fiscal 2017 annual impairment test as of July 1, 2017 due to the adoption of Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment”.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 12, 2017

Item 9B.	Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On December 7, 2017, Kevin A. Mundt, a director of the Company and member of the Board of Director’s Nominating and Corporate Governance Committee, notified the Company that he would resign from the Company's Board of Directors effective immediately. Mr. Mundt’s decision to resign is solely for personal reasons and time considerations and did not involve any disagreement with the Company, the Company's management or the Board of Directors.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The response to this item will be included under the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance,” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" contained in the proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item will be included under the sections entitled “Executive Compensation and Related Information" and “Corporate Governance” contained in the proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item will be included under the sections entitled “Certain Relationships and Related Person Transactions" and “Corporate Governance" contained in the proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item will be included under the sections entitled “Audit Committee" contained in the proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements on pages F-1 through F-40 are filed as part of this report.

•	Consolidated Balance Sheets as of September 30, 2017 and 2016;

•	Consolidated Statements of Income for the years ended September 30, 2017, 2016 and 2015;

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, 2016 and 2015;

•	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2017, 2016 and 2015; and

•	Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015.
(2) Financial Statement Schedules: The following schedule is filed herewith pursuant to the requirements of Regulation S-X beginning on page F-41.

Schedule	Description
I	Condensed Parent Company Financial Information
(3) Exhibits: The Exhibit Index is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Civitas Solutions, Inc.

By:	/s/ Bruce F. Nardella
Bruce F. Nardella
Its: Chief Executive Officer, President & Chair of the Board of Directors
Date: December 12, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 12, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

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
Incorporated by reference to Exhibit 10.3 of the Civitas Solutions, Inc. Form 10-K filed December 17, 2014

10.4
Amendment No. 2 to the Credit Agreement dated as of October 21, 2014, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lender party thereto and Barclays Bank PLC, as administrative agent, swingline lender and issuing bank
Incorporated by reference to Exhibit 10.1 to National Mentor Holdings, Inc. Form 8-K filed October 23, 2014

10.5
Amendment No. 3 to the Credit Agreement dated as of February 27, 2015, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent, swingline lender and issuing bank.
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

10.11*	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2008

10.12*	Second Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.6 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2011 (the “March 2011 10-Q”)

10.13*	Third Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2012 (the “June 2012 10-Q”)

Exhibit No.	Description

10.14*	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A

10.15*	Form of Amendment to Management Unit Subscription Agreement	Incorporated by reference to Exhibit 10.19 of the 2009 10-K

10.16*	Form of Management Unit Subscription Agreement (Series 1 Class F Common Units).	Incorporated by reference to Exhibit 10.7 of the March 2011 10-Q

10.17*	Form of Management Unit Subscription Agreement (Class G Common Units).	Incorporated by reference to Exhibit 10.2 of the June 2012 10-Q

10.18*	Form of Management Unit Subscription Agreement (Class H Common Units).	Incorporated by reference to Exhibit 10.3 of the June 2012 10-Q

10.19*	Form of Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.13 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2008

10.20*	Form of Amendment to Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.21 of the 2009 10-K

10.21	Form of Amended and Restated Indemnification Agreement.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration (Registration No. 333-196281) filed on August 27, 2014

10.22	Civitas Solutions, Inc. 2014 Omnibus Incentive Plan.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

10.23*	Form of Management Unit Subscription Agreement (Series 2 Class F Common Units).	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.24*	Exhibit A to National Mentor Holdings, LLC Executive Deferred Compensation Plan effective as of January 1, 2014.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.25*	Exhibit A to National Mentor Holdings, LLC Executive Deferred Compensation Plan effective as of July 1, 2014.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.26	First Amended and Restated Registration Rights Agreement, dates as of October 1, 2015, by and between Civitas Solutions, Inc. and NMH Investment, LLC	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Current Report on Form 8-K filed on October 2, 2015

10.27*	Amendment to Form of Management Unit Subscription Agreement (Class H Common Units)	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.28*	Amendment to Form of Management Unit Subscription Agreement (Class H Common Units)	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.29*	Form of Restricted Stock Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

Exhibit No.	Description

10.30*	Form of Restricted Stock Unit Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.3 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.31*	Form of Nonqualified Stock Option Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Exhibit 10.4 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.32*	Amended and Restated Employment Agreement by and between Bruce F. Nardella and Civitas Solutions, Inc.	Incorporated by reference to Exhibit 10.5 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.33*	Third Amended and Restated Employment by and between Edward M. Murphy and Civitas Solutions, Inc.	Incorporated by reference to Exhibit 10.6 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.34*	Form of Employment Agreement for executive officers other than Mr. Nardella and Mr. Murphy	Incorporated by reference to Exhibit 10.7 of Civitas Solutions, Inc. Form 8-K filed on September 22, 2014

10.35*	Form of NMH Investment, LLC Second Amended and Restated 2006 Unit Plan	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.36	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Fifth Amendment and Restatement dated December 16, 2014 and effective as of October 1, 2014.	Incorporated by reference to Exhibit 10.42 of the Civitas Solutions, Inc. Form 10-K for the fiscal year ended September 30, 2014

10.37	Form of Amendment to National Mentor Holdings, LLC Executive Deferred Compensation Plan, Fourth Amendment and Restatement Adopted December 27, 2011, Effective as of January 1, 2011.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 5 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 12, 2014

10.38	Form of Amendment to National Mentor Holdings, LLC Executive Deferral Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 5 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 12, 2014

10.39	Retirement Agreement between the Company and Edward M. Murphy, dated as of August 19, 2015	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on August 20, 2015

10.40	Civitas Solutions Management Annual Cash Incentive Compensation Plan, Effective October 1, 2015	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on October 20, 2015

10.41	Form of Performance Based Restricted Stock Unit*	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on January 13, 2016
10.42	Form of Performance Based Restricted Stock Unit*	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on March 9, 2017

10.43
Amendment No. 5 to the Credit Agreement, dated as of May 25, 2017, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent.
Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on May 26, 2017.
10.44	Retirement and Consulting Letter Agreement between the Company and Linda DeRenzo, dated as of October 13, 2017	Filed herewith
10.45
Amendment No. 6 to the Credit Agreement, dated as of October 24, 2017, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent.

Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on October 26, 2017.
10.46
Amendment No. 7 to the Credit Agreement, dated as of November 21, 2017, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent.

Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on November 24, 2017.

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

Civitas Solutions, Inc.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Civitas Solutions, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Civitas Solutions, Inc. and subsidiaries (the "Company") as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Civitas Solutions, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of testing goodwill for impairment for its fiscal 2017 annual impairment test as of July 1, 2017 due to the adoption of Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 12, 2017

Civitas Solutions, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	September 30,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$7,297	$50,683
Restricted cash	327	1,046
Accounts receivable, net of allowances of $15,997 and $11,863 at September 30, 2017 and 2016, respectively	172,850	155,767
Prepaid expenses and other current assets	12,998	20,841
Total current assets	193,472	228,337
Property and equipment, net	183,338	175,008
Intangible assets, net	313,075	302,229
Goodwill	273,325	273,660
Restricted cash	50,000	50,000
Other assets	36,172	38,911
Total assets	$1,049,382	$1,068,145
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$35,275	$32,131
Accrued payroll and related costs	78,011	78,082
Other accrued liabilities	42,284	51,680
Obligations under capital lease, current	608	549
Current portion of long-term debt	6,554	6,554
Total current liabilities	162,732	168,996
Other long-term liabilities	77,081	81,466
Deferred tax liabilities, net	22,349	41,673
Obligations under capital lease, less current portion	4,404	5,012
Long-term debt, less current portion	619,899	625,408
Commitments and contingencies (Note 17)
Stockholders' Equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,441,257 and 37,214,758 shares issued and outstanding at September 30, 2017 and 2016, respectively	374	372
Additional paid-in capital	301,819	294,295
Accumulated loss on derivatives, net of taxes of $62 and $2,418 at September 30, 2017 and September 30, 2016, respectively	(91)	(3,561)
Accumulated deficit	(139,185)	(145,516)
Total stockholders' equity	162,917	145,590
Total liabilities and stockholders' equity	$1,049,382	$1,068,145
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Income
(Amounts in thousands, except share and per share amounts)

	Year Ended September 30,
	2017	2016	2015
Net revenue	$1,474,510	$1,407,587	$1,366,946
Cost of revenue (exclusive of depreciation and amortization expense below)	1,160,528	1,092,181	1,059,364
Operating expenses:
General and administrative	166,376	174,398	162,839
Goodwill and intangible asset impairment	31,002	10,251	10,660
Depreciation and amortization	75,713	73,061	71,512
Total operating expenses	273,091	257,710	245,011
Income from operations	40,891	57,696	62,571
Other income (expense):
Other income (expense), net	710	(908)	(1,297)
Extinguishment of debt	—	—	(17,058)
Interest expense	(33,406)	(34,041)	(37,455)
Income from continuing operations before income taxes	8,195	22,747	6,761
Provision for income taxes	1,864	13,290	2,689
Income from continuing operations	6,331	9,457	4,072
Loss from discontinued operations, net of tax benefit for the fiscal years ended September 30, 2017, 2016 and 2015 of $0, $171 and $634, respectively	—	(270)	(1,000)
Net income	$6,331	$9,187	$3,072
Income per common share, basic
Income from continuing operations	$0.17	$0.25	$0.11
Loss from discontinued operations	—	—	(0.03)
Net income	$0.17	$0.25	$0.08
Income per common share, diluted
Income from continuing operations	$0.17	$0.25	$0.11
Loss from discontinued operations	—	—	(0.03)
Net income	$0.17	$0.25	$0.08
Weighted average number of common shares outstanding, basic	37,302,941	37,112,794	36,959,997
Weighted average number of common shares outstanding, diluted	37,466,325	37,262,915	37,088,632
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended September 30,
	2017	2016	2015
Net income	$6,331	$9,187	$3,072
Other comprehensive income (loss), net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge, net of tax expense (benefit) of $2,356, ($1,261) and ($1,157) for the fiscal years ended September 30, 2017, 2016, and 2015, respectively	3,470	(1,857)	(1,704)
Comprehensive income	$9,801	$7,330	$1,368
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at September 30, 2014	36,950,000	$370	$272,943	$—	$(157,775)	$115,538
Issuance of common stock under employee incentive plans, net of shares surrendered	143,237	1	(1,515)	—	—	(1,514)
Other comprehensive loss, net of tax	—	—	—	(1,704)	—	(1,704)
Stock-based compensation	—	—	5,238	—	—	5,238
IPO accrual adjustment	—	—	645	—	—	645
Net income	—	—	—	—	3,072	3,072
Balance at September 30, 2015	37,093,237	371	277,311	(1,704)	(154,703)	121,275
Issuance of common stock under employee incentive plans, net of shares surrendered	121,521	1	(901)	—	—	(900)
Other comprehensive loss, net of tax	—	—	—	(1,857)	—	(1,857)
Stock-based compensation	—	—	17,072	—	—	17,072
Excess tax benefits from stock-based compensation awards	—	—	813	—	—	813
Net income	—	—	—	—	9,187	9,187
Balance at September 30, 2016	37,214,758	372	294,295	(3,561)	(145,516)	145,590
Issuance of common stock under employee incentive plans, net of shares surrendered	226,499	2	(562)	—	—	(560)
Other comprehensive income, net of tax	—	—	—	3,470	—	3,470
Stock-based compensation	—	—	8,441	—	—	8,441
Tax shortfall from stock-based compensation awards	—	—	(355)	—	—	(355)
Net income	—	—	—	—	6,331	6,331
September 30, 2017	37,441,257	$374	$301,819	$(91)	$(139,185)	$162,917
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended September 30,
	2017	2016	2015
Cash Flows from operating activities:
Net income	$6,331	$9,187	$3,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	20,674	14,784	17,055
Depreciation and amortization	75,713	73,100	71,643
Amortization original issue discount and financing costs	1,921	1,837	8,040
Stock-based compensation expense	8,441	17,072	5,238
Deferred income taxes	(22,545)	4,359	356
Gain from company owned life insurance policy	(501)	—	—
Loss on disposal of assets	678	789	675
Goodwill and intangible asset impairment	31,002	10,251	10,660
Net change in fair value of contingent liabilities	194	405	575
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(35,083)	(25,156)	(21,072)
Other assets	10,686	(8,706)	(4,711)
Accounts payable	2,608	6,802	3,037
Accrued payroll and related costs	(716)	(3,930)	(2,164)
Other accrued liabilities	2,005	5,028	(8,070)
Other long-term liabilities	(4,488)	1,300	6,144
Net cash provided by operating activities	96,920	107,122	90,478
Cash Flows from investing activities:
Acquisition of businesses, net of cash acquired	(82,091)	(45,196)	(38,738)
Purchases of property and equipment	(46,649)	(43,356)	(42,793)
Changes in restricted cash	719	(297)	1,195
Proceeds from company owned life insurance policy	738	—	—
Proceeds from sale of assets	1,629	1,423	1,332
Net cash used in investing activities	(125,654)	(87,426)	(79,004)
Cash Flows from financing activities:
Issuance of long term-debt, net of original issue discount	—	—	54,450
Repayments of long-term debt	(6,554)	(6,554)	(218,416)
Proceeds from borrowings under senior revolver	7,300	52,200	210,700
Repayments of borrowings under senior revolver	(7,300)	(52,200)	(210,700)
Repayments of capital lease obligations	(549)	(497)	(451)
Cash paid for earn-out obligations	(6,109)	(3,565)	—
Payments of deferred financing costs	(878)	—	—
Issuance of common stock under employee equity incentive plans	764	142	—
Tax windfall from stock-based compensation	—	813	—
Taxes paid related to net share settlements of equity awards	(1,326)	(1,042)	(1,514)
Net cash used in financing activities	(14,652)	(10,703)	(165,931)
Net increase (decrease) in cash and cash equivalents	(43,386)	8,993	(154,457)
Cash and cash equivalents at beginning of period	50,683	41,690	196,147
Cash and cash equivalents at end of period	$7,297	$50,683	$41,690
Supplemental disclosure of cash flow information
Cash paid for interest	$30,794	$31,563	$37,461
Cash paid for call premium on redemption of senior notes	$—	$—	$11,688
Cash paid for income taxes, net	$17,438	$12,641	$1,860
Supplemental disclosure of non-cash investing activities:
Accrued property and equipment	$1,036	$810	$1,454
Fair value of contingent consideration related to acquisitions	$—	$—	$6,100
Accrued tenant reimbursements for leasehold improvements	$—	$1,262	$—
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2017
1. Business Overview

Civitas Solutions, Inc., through its wholly-owned subsidiaries (collectively, the “Company”), is the leading provider of home- and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of September 30, 2017, the Company operated in 36 states, serving approximately 11,800 individuals in residential settings and more than 18,600 individuals in non residential settings.
The Company designs customized service plans to meet the individual needs of those served by the Company, which it delivers in home- and community-based settings. Most of the Company’s service plans involve residential support, typically in small group homes, host home settings, or specialized community facilities, designed to improve the quality of life of the individuals served by the Company and to promote their independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based and outpatient therapeutic services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. The Company’s customized service plans offer individuals as well as the payors of these services, an attractive, cost-effective alternative to health and human services provided in large, institutional settings.
Civitas is the parent of a consolidated group of subsidiaries that market their services under The MENTOR Network tradename. Prior to October 1, 2015, Civitas was a partially owned subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of the business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. The equity interests of NMH Investment were owned by Vestar and certain executive officers, directors and other members of management. On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed all of its 25,250,000 shares of common stock of Civitas Solutions, Inc. it held to its existing members in accordance with their respective membership interests. NMH Holdings, LLC ("NMHH") is a wholly owned subsidiary of Civitas Solutions, Inc. and National Mentor Holdings, Inc. (“NMHI”) is a wholly owned subsidiary of NMHH. The financial results of Civitas Solutions, Inc. are primarily composed of the financial results of National Mentor Holdings, Inc. and its subsidiaries on a consolidated basis.
2. Significant Accounting Policies
Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.
Reclassifications
Prior year amounts related to goodwill and intangible impairments have been reclassified to conform with the 2017 presentation as a separate statement of income item.
On October 1, 2016, the Company retrospectively adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. As a result of the adoption, the Company revised its balance sheet presentation as of September 30, 2016 to reflect $5.9 million of deferred financing costs as a deduction to the carrying amount of its long term debt. Prior to the adoption these costs were included with Other Assets.

On July 1, 2017, the Company adopted ASU No. 2015-17, Income Taxes: Balance Sheet (Topic 710) Classification of Deferred Taxes. Under this standard, deferred tax liabilities and assets are required to be classified as non-current in the Company's consolidated balance sheet. Prior to the adoption, deferred tax assets and liabilities were separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes and netted by jurisdiction. The Company adopted this standard retrospectively, which resulted in reclassification of $18.0 million of deferred tax assets, net of deferred tax liabilities, from current to non-current as of September 30, 2016.
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
The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between levels. During the years ended September 30, 2017 and 2016, there were no transfers between levels.
Cash Equivalents
The Company considers short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2017 and 2016, the Company did not have any cash equivalents.
Restricted Cash
Restricted cash consists of a cash collateral account set up to support the issuance of letters of credit under the Company’s institutional letter of credit facility and funds provided from government payors restricted for use by individuals served by the Company.
Concentrations of Credit and Other Risks
Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, self-insurance receivables and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States, which, at times may exceed federally insured limits of $250 thousand. The Company has not experienced any losses in such accounts. As of September 30, 2017, our accounts exceeded federally insured limits by $7.0 million.
The Company derives approximately 89% of its revenue from state and local government payors. These entities fund a significant portion of their payments to the Company through federal matching funds, which pass through various state and local government agencies. Of the 36 states the Company operates in, Minnesota is our largest state and generates revenue from our contracts with state and local governmental payors which accounted for approximately 15% of our net revenue in fiscal 2017, 2016 and 2015. California, our second largest state, accounted for 10% of our net revenue in fiscal 2017. No other states accounted for 10% or more of our net revenue during fiscal years 2017, 2016, or 2015.
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
The Company recognizes revenue for services performed pursuant to contracts with various state and local government agencies and private health care agencies. The payment terms and rates of our contracts vary by jurisdiction and service type. The Company has four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Under the Company's units-of-service contracts, which include negotiated contracts and fixed fee contacts, revenue is recognized at the time the service is performed. Under the Company's cost reimbursement contracts, which include retrospective reimbursement contracts and prospective payment contracts, revenue is recognized at the time the service costs are incurred. For the Company’s cost-reimbursement contracts, the rate provided by the payor is based on a certain level of service and types of costs incurred in delivering the service. From time to time, the Company receives payments under cost-reimbursement contracts in excess of the allowable costs required to support those payments. In such instances, the Company estimates and records a liability for such excess payments. At the end of the contract period, any balance of excess payments is maintained as a liability until it is reimbursed to the payor or until the Company has exhausted efforts to make the reimbursement. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be enacted in states where the Company operates or by the federal government.
Cost of Revenue
The Company classifies expenses directly related to providing services as cost of revenue, except for depreciation and amortization related to cost of revenue, which are shown separately in the consolidated statements of income. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to independently contracted host-home caregivers (“Mentors”), residential occupancy expenses, which are primarily composed of rent and utilities related to facilities providing direct care, certain expenses, such as food and medicine and transportation costs for individuals requiring services, professional and general liability expense, employment practices liability expense and workers’ compensation expense.
Property and Equipment
Property and equipment are recorded at cost and are depreciated using a straight-line method when placed into service, based on their estimated useful lives as follows:

Asset Description	Estimated Useful Life
(in years)
Land	Indefinite
Building	30
Building improvements	10
Leasehold improvements	Not to exceed 7 years or length of lease
Vehicles	5
Computer hardware and software	3
Furniture, fixtures and equipment	3-5
Capital lease assets are depreciated over the lesser of the lease term or the useful life of the asset. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of the sale or retirement.
Accounts Receivable

Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers and commercial insurance companies. An estimated allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectability of accounts receivable, the Company considers a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectability of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue as a contractual allowance in the consolidated statements of income in the period of the change in estimate.
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
In fiscal 2016, the Company conducted the goodwill impairment test on a reporting unit basis using the two step process in accordance with the guidance in ASC 350. The Company had the option to first assess qualitative factors to determine whether further impairment testing is necessary. The Company elected to bypass the qualitative assessments and proceeded directly to the two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. The fair value of the reporting unit is determined by using the income approach, specifically the discounted cash flow method. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge. Fair values are estimated using the discounted cash flow method.
As of July 1, 2017, the Company adopted ASU No. 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update eliminates Step 2 from the goodwill impairment test to simplify the subsequent measurement of goodwill. The annual impairment test is performed by comparing the fair value of a reporting unit with its carrying value. The fair value of the reporting unit is determined by using the income approach, specifically the discounted cash flow method. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
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
Impairment of Long-Lived Tangible and Intangible Assets
The Company reviews long-lived tangible and intangible assets for impairment when events or circumstances have occurred that indicate the estimated useful life of these assets may warrant revision or that the carrying amount of these assets may be impaired. To compute whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value of the asset.
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
The Company recognizes the benefits of tax positions when certain criteria are satisfied. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.
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
The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on the Company’s debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statements of income. In addition, on a quarterly basis, the mark to market valuation is recorded as an adjustment to gain (loss) on derivative within the consolidated statements of comprehensive income with any ineffective portion recorded to gain (loss) on derivatives within the consolidated statement of income. The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in the Company’s consolidated balance sheets.
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
In October 2015, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NMH Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting conditions for all unvested awards. As a result, the Company recorded compensation expense of $10.5 million that is included in General and administrative expense on the consolidated statement of income during the year ended September 30, 2016.
In fiscal 2014, Civitas adopted an equity-based compensation plan and began issuing stock-based awards including non-qualified stock options ("NSOs"), restricted stock units ("RSUs"), and performance based restricted stock units ("PRSUs"). The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The fair value of each NSO granted was estimated on the grant date using the Black-Scholes valuation model. The fair value of each RSU was determined based on the Company's closing stock price on the date of grant. The fair value of each PRSU was determined based on either the Company's closing stock price on the date of grant or through a Monte Carlo simulation methodology for those awards that included a market condition. The number of performance based restricted stock units earned is determined based on the Company's attainment of predefined performance targets set by the Compensation Committee. At each reporting period, the Company assesses the number of performance based restricted stock units expected to vest based on the expected attainment of the performance targets. The Company is required to estimate future forfeitures of stock-based awards for recognition of compensation expense. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest.

Self-Insurance
The Company maintains insurance for professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. Employment practices liability is fully self-insured. The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, employment practices liability and professional and general liability programs are based on analyses performed internally by management and for certain balances, take into account reports by independent third party actuaries. Self-insurance accruals are periodically re-evaluated and increased or decreased based on new information.
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
Leases
The Company accounts for leases in accordance with ASC Topic 840 Leases. For lease agreements that provide for escalating rent payments and rent holidays, the Company recognized rent expense on a straight-line basis over the non-cancellable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that the renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences when the Company becomes obligated under the terms of the lease agreement.
Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of September 30, 2017, but prior to the filing of the financial statements with the Securities and Exchange Commission, or SEC, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.
3. Recent Accounting Pronouncements
Revenue from Contracts with Customers— In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers Topic 606 (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. ASU 2014-09, as amended, is effective for the Company's fiscal year beginning October 1, 2018, and, at that time, the Company expects to adopt the new standard under the modified retrospective approach for contracts with customers. Under the modified retrospective approach, the guidance is applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings. In fiscal 2017, the Company established a formal program and cross-functional implementation team to identify design and implement changes to its accounting systems and policies and internal controls to support recognition and disclosure under the new standard. This process includes a review of the requirements under the new standard compared to the current accounting policies for each of the Company’s revenue streams. To date, the Company has not identified any material impact expected upon adoption, however the review is not yet complete. The full assessment of adoption including any potential impact to the results of operations, financial position and financial disclosures as well as the method of adoption will be finalized during fiscal 2018.

Going Concern— On July 1, 2017, we adopted ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The implementation of this ASU did not have an impact on our consolidated financial statements.
Leases— In February 2016, the FASB issued ASU No. 2016-02—Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The standard will be effective for the Company on October 1, 2019. The Company is still evaluating the method of adoption. The adoption of this standard is expected to have a material impact on the Company's financial position. As of September 30, 2017 and September 30, 2016, the Company had gross operating lease commitments of approximately $317 million and $284 million, respectively. Upon adoption, a substantial portion of these lease commitments will be recorded at their net present value as a right of use asset and a lease obligation.
Stock Compensation— In March 2016, the FASB issued ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The transition method varies for the amendments in this update. The new standard became effective for the Company on October 1, 2017. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
Stock Compensation— In May 2017, the FASB issued ASU No. 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The new standard will be effective for the Company on October 1, 2018. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements.

Statement of Cash Flows— In August 2016, the FASB issued ASU No. 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including classification of debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of company owned life insurance policies. The new standard should be applied using a retrospective transition method to each period presented and will be effective for the Company on October 1, 2018.

Statement of Cash Flows— In November 2016, the FASB issued ASU No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be applied using a retrospective transition method to each period presented and will be effective for the Company on October 1, 2018. As of September 30, 2017 and September 30, 2016, the Company had total restricted cash amounts of $50.3 million and $51.0 million, respectively.

Business Combinations— In January 2017, the FASB issued ASU No. 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business. The update provides guidance to determine when an integrated set of assets and activities is not a business. When substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, then the acquisition, or disposition, is not a business. The amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. The new standard will be effective for the Company on October 1, 2018. Early application of the amendments in this update is permitted for transactions meeting certain criteria. This standard could reduce the number of acquisitions that are treated as business combinations in the future.

Derivatives and Hedging—In August 2017, the FASB issued ASU No. 2017-12, which amends the hedge  accounting recognition and presentation requirements in ASC 815. The Board’s objectives in issuing the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. This standard is to be applied through a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year the standard is adopted. The new standard will be effective for the Company on October 1, 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
4. Business Combinations
The operating results of the businesses acquired are included in the consolidated statements of income from the date of acquisition. The Company accounted for these acquisitions under the acquisition method and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill.
Fiscal 2017 Acquisitions
During the year ended September 30, 2017, the Company acquired the assets or equity interests of 11 companies for total cash consideration of $82.1 million, net of $0.5 million of cash acquired.

The following table summarizes the recognized amounts of identifiable net assets acquired at the date of each acquisition:

(in thousands)	Identifiable Intangible Assets	Other Assets, Net	Total Identifiable Assets	Goodwill	Purchase Consideration
Loma Linda	$2,225	$33	$2,258	$483	$2,741
Rainbow ADH	13,260	1,497	14,757	9,852	24,609
JLH	1,301	60	1,361	136	1,497
Mi Casa	2,960	59	3,019	1,921	4,940
Harbor Rehab	1,642	—	1,642	461	2,103
Brockton Stoughton ADH	4,000	195	4,195	2,055	6,250
Country Life	6,177	72	6,249	3,156	9,405
HSI	18,860	1,539	20,399	9,569	29,968
Other acquisitions	432	138	570	8	578
Total	$50,857	$3,593	$54,450	$27,641	$82,091

Loma Linda Management Company, Inc. ("Loma Linda"). On January 31, 2017, the Company acquired the assets of Loma Linda for $2.7 million. Loma Linda is located in California and provides adult day health and community integration services to individuals with developmental disabilities and other special needs. The Company acquired $2.2 million of identifiable intangible assets which included approximately $1.7 million of agency contracts with a weighted average useful life of 12 years. As a result of the acquisition, the Company recorded $0.5 million of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Rainbow Adult Day Health ("Rainbow ADH"). On March 1, 2017, the Company acquired the assets of Rainbow ADH for $24.6 million. Rainbow ADH is located in Maryland and provides adult day health services. The Company acquired $13.3 million of identifiable intangible assets which included $11.3 million of agency contracts with a weighted average useful life of 12 years, $2.0 million of licenses and permits with a weighted average useful life of 10 years. In addition, the Company acquired total tangible assets of $1.5 million, consisting primarily of vehicles. As a result of this acquisition, the Company recorded $9.9 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.
JLH Enterprises, Chippewa Valley, Inc ("JLH"). On June 1, 2017, the Company acquired the assets of JLH for $1.5 million. JLH is located in Wisconsin and is engaged in the business of providing residential services, supported living services, day program services and similar services to individuals with developmental disabilities and similar conditions. The Company acquired $1.3 million of identifiable intangible assets, all of which were agency contracts with a weighted average useful life of 12 years. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Mi Casa es Su Casa, Inc. ("Mi Casa"). On June 9, 2017, the Company acquired the assets of Mi Casa for $4.9 million. Mi Casa is located in New Jersey and provides adult day health services. The Company acquired $3.0 million of identifiable intangible assets which included $2.5 million of agency contracts with a weighted average useful life of 12 years. As a result of this acquisition, the Company recorded $1.9 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.
Harbor Rehabilitation, LLC ("Harbor Rehab"). On June 12, 2017, the Company acquired the assets of Harbor Rehab for $2.1 million. Harbor Rehab is located in Michigan and provides physical therapy, rehabilitation and related services to individuals with injuries or impairments. The Company acquired $1.6 million of identifiable intangible assets which included $1.1 million of agency contracts with a weighted average useful life of 12 years. As a result of this acquisition, the Company recorded $0.5 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
Brockton and Stoughton Adult Medical Day Care Center, Inc. ("Brockton Stoughton ADH"). On June 26, 2017, the Company acquired the assets of Brockton Stoughton ADH for $6.3 million. Brockton Stoughton ADH is located in Massachusetts and provides adult day health services. The Company acquired $4.0 million of identifiable intangible assets which included $3.4 million of agency contracts with a weighted average useful life of 12 years. As a result of this acquisition, the Company recorded $2.1 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.
Country Life Care Centers, Inc. ("Country Life"). On July 1, 2017, the Company acquired the assets of Country Life for $9.4 million. Country Life is located in Utah and is engaged in the business of operating a rehabilitation and sub-acute care facility that provides short-term and long-term medical care for people after a catastrophic injury or illness or with chronic medical conditions. The Company acquired $6.2 million of identifiable intangible assets which included $4.8 million of agency contracts with a weighted average useful life of 11 years. As a result of this acquisition, the Company recorded $3.2 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
Habilitative Services, Inc. ("HSI"). On September 29, 2017, the Company acquired all of the outstanding capital stock of HSI and two related companies for $30.0 million. HSI is located in Minnesota and is engaged in the business of providing residential or supported living services and other services to individuals with developmental disabilities, traumatic brain injuries or mental illness. The Company acquired $18.9 million of identifiable intangible assets which included $14.7 million of agency contracts with a weighted average useful life of 12 years, and $4.1 million of licenses and permits with a weighted average useful life of 10 years. The Company also acquired $1.5 million of other assets, net of liabilities, consisting primarily of accounts receivable and fixed assets. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of this acquisition, the Company recorded $9.6 million of goodwill in the I/DD segment, which is not expected to be deductible for tax purposes.
Other Acquisitions. During fiscal 2017, the Company acquired the assets of Hope Homes, Inc. ("Hope Homes"), Res-Care Wisconsin, Inc. ("RC"), and Micki's Creative Option, Inc. ("Micki's"). Hope Homes provides residential and day program services for individuals with developmental disabilities in Ohio, RC provides adult family home residential services to elderly individuals in Wisconsin, and Micki's provides group home services, supported living services and related services to individuals with intellectual and developmental disabilities in Ohio. These acquisitions are included in our I/DD segment. Total cash consideration for these companies was $0.6 million.

The Company's consolidated statement of income for the year ended September 30, 2017 included revenue totaling approximately $18.2 million from the acquisition date of each respective acquisition. The Company has not disclosed income from operations because it is immaterial.

Fiscal 2016 Acquisitions
During the fiscal year ended September 30, 2016, the Company acquired certain assets of 12 companies for total cash consideration of $45.2 million.

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

Mother's Touch, LLC ("Mother's Touch"). On November 30, 2015, the Company acquired the assets of Mother's Touch for $3.4 million. Mother's Touch is located in Indiana and provides residential and community-based services to individuals with developmental disabilities. The Company acquired $2.7 million of identifiable intangible assets which included approximately $2.7 million of agency contracts with a weighted average useful life of 12 years. As a result of the acquisition, the Company recorded $0.7 million of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Winways, LLC ("Winways"). On December 31, 2015, the Company acquired the assets of Winways for $0.8 million. Winways is located in California and provides residential and day treatment services to individuals with traumatic brain injuries, neurological illnesses and similar conditions. The Company acquired $0.6 million of identified intangible assets which included $0.5 million of agency contracts with a weighted average useful life of 12 years. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
Triumph Rehabilitation, LLC ("Triumph"). On February 1, 2016, the Company acquired the assets of Triumph for $2.6 million. Triumph is located in Michigan and provides physical therapy, rehabilitation and related services to individuals with traumatic brain injuries, neurological illnesses, and similar conditions. The Company acquired $2.3 million of identifiable intangible assets which included $2.2 million of agency contracts with a weighted average useful life of 12 years. As a result of this acquisition, the Company recorded $0.3 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
Brighton Worcester Massachusetts Adult Day Health, Inc. ("Brighton Worcester ADH"). On February 1, 2016 the Company acquired the assets of Brighton Worcester ADH for $13.6 million. Brighton Worcester ADH is located in Massachusetts and provides nursing and health oversight, medication management, therapy services, nutritional and dietary services, counseling and case management to elders. The Company acquired $10.6 million of identifiable intangible assets which included $9.9 million of agency contracts with a weighted average useful life of 12 years and $0.7 million of tradenames with a weighted average useful life of 5 years. As a result of this acquisition, the Company recorded $2.7 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.
Tender Loving Care Duluth, LLC ("TLC Duluth"). On February 29, 2016, the Company acquired the assets of TLC Duluth for $8.5 million. TLC Duluth is located in Minnesota and provides full-time services in the community residential setting for individuals with developmental disabilities, traumatic brain injuries or mental illness. The Company acquired $7.1 million of identifiable intangible assets which included $6.2 million of agency contracts with a weighted average useful life of 12 years and $0.9 million of licenses and permits with a weighted average useful life of 10 years. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Maryland Adult Day Health, Inc. ("Maryland ADH"). On March 14, 2016, the Company acquired the assets of Maryland ADH for $12.3 million. Maryland ADH is located in Maryland and provides adult day health care services to the Medicaid eligible elderly population. The Company acquired $7.7 million of identifiable intangible assets which included $6.7 million of agency contracts with a weighted average useful life of 12 years and $1.0 million of tradenames with a weighted average useful life of 5 years. In addition, the Company acquired total tangible assets, consisting primarily of vehicles, of $0.8 million. As a result of this acquisition, the Company recorded $3.8 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.

Eagle Crest Center, LLC ("Eagle Crest"). On March 15, 2016, the Company acquired the assets of Eagle Crest for $2.0 million. Eagle Crest is located in California and provides skilled nursing services and related services to individuals with traumatic brain injuries, spinal cord injuries, neuro-muscular or congenital anomalies, and similar conditions. The Company acquired $1.7 million of identifiable intangible assets which included $1.4 million of agency contracts with a weighted average useful life of 12 years. As a result of this acquisition, the Company recorded $0.3 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
CRM Habilitative Services, Inc. ("CRM"). On March 31, 2016, the Company acquired the assets of CRM for $1.1 million. CRM is located in Pennsylvania and provides group home services and day program services and related services to individuals with intellectual and developmental disabilities. The Company acquired $0.9 million of identifiable intangible assets which included $0.8 million of agency contracts with a weighted average useful life of 12 years. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Other acquisitions. During fiscal 2016, the Company acquired the assets of Resources for Human Development ("RHD"), Learning Services, Inc. ("Learning Services"), Pine Grove Habilitation Center ("Pine Grove"), and Alexander Milne Developmental Services ("Milne"). RHD, Pine Grove and Milne are in the business of providing residential group home services to individuals with developmental disabilities and similar conditions and is included in our I/DD segment. Learning Services is engaged in the business of providing supported living and rehabilitation services for individuals with acquired brain injuries and similar conditions and is included in our SRS segment. Total cash consideration for these companies was $0.9 million.

The Company's consolidated statement of income for the year ended September 30, 2016 included revenue totaling approximately $27.6 million. The Company has not disclosed income from operations because it is immaterial.

Fiscal 2015 Acquisitions
During the fiscal year ended September 30, 2015, the Company acquired certain assets of 10 companies for total fair value consideration of $44.8 million, including $6.1 million of contingent consideration.
The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of the acquisition:

(in thousands)	Identifiable Intangible Assets	Tangible Assets	Total Identifiable Assets	Goodwill	Purchase Consideration
Capstone	$3,539	$178	$3,717	$758	$4,475
Lakeview	6,664	48	6,712	1,272	7,984
Cassell	11,600	37	11,637	12,633	24,270
CPS	876	19	895	355	1,250
Snug Harbor	938	28	966	34	1,000
Heritage	1,252	—	1,252	945	2,197
Visions of N.E.W.	2,240	122	2,362	663	3,025
Other acquisitions	361	48	409	228	637
Total	$27,470	$480	$27,950	$16,888	$44,838

Capstone Services, LLC (“Capstone”). On October 31, 2014, the Company acquired the assets of Capstone for $4.5 million. Capstone is located in Minnesota and provides residential and home-based supportive living services to individuals with developmental disabilities. The Company acquired $3.5 million of identifiable intangible assets which included $2.6 million of agency contracts with a weighted average useful life of 12 years, $0.8 million of licenses and permits with a weighted average useful life of 10 years, and $0.1 million for a non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $0.2 million. As a result of this acquisition, the Company recorded $0.8 million of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Lakeview Systems (“Lakeview”). On December 29, 2014, the Company acquired certain assets of Lakeview’s New Hampshire programs for $8.0 million. Lakeview provides community-based residential services for individuals with brain injuries. The Company acquired $6.7 million of identifiable intangible assets which included $6.0 million of agency contracts with a weighted average useful life of 12 years, $0.7 million of licenses and permits with a weighted average useful life of 10 years, and $31 thousand for a non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $48 thousand. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
Cassell & Associates LLC ("Cassell"). On January 13, 2015, the Company acquired the assets of Cassell's Michigan programs for $24.3 million, including $6.1 million of contingent consideration. The terms of the acquisition agreement require the Company to pay an earn-out upon successfully meeting certain revenue and EBITDA targets through February 2017. The earn-out obligation was settled through two payments of $4.7 million and $2.3 million during the years ended September 30, 2017 and 2016, respectively. Cassell provides non-residential therapeutic vocational services to individuals recovering from brain injuries in the state of Michigan. The Company acquired $11.6 million of identifiable intangible assets which included $10.3 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of non-compete/non-solicit agreement with a useful life of 5 years, and $1.1 million of trade names with a useful life of 5 years. In addition, the Company acquired total tangible assets of $37 thousand. As a result of this acquisition, the Company recorded $12.6 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
Comprehensive Professional Services ("CPS"). On March 23, 2015, the Company acquired the assets of CPS's Michigan programs for $1.3 million. CPS provides community-based, residential services for individuals with brain injuries. The Company acquired $0.9 million of identifiable intangible assets which included $0.7 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of licenses and permits with a weighted average useful life of 10 years, $5 thousand for a non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $19 thousand. As a result of this acquisition, the Company recorded $0.4 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
Snug Harbor Home Health, Inc. ("Snug Harbor"). On April 1, 2015, the Company acquired the assets of Snug Harbor for $1.0 million. Snug Harbor provides home and community-based services to individuals with intellectual and/or developmental disabilities. The Company acquired $0.9 million of agency contracts with a weighted average useful life of 12 years. In addition, the Company acquired total tangible assets of $28 thousand. As a result of this acquisition, the Company recorded $34 thousand of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Heritage Residential Services, Inc. ("Heritage"). On April 30, 2015, the Company acquired the assets of Heritage for $2.2 million. Heritage provides residential and related services to individuals with intellectual and/or developmental disabilities. The Company acquired $1.3 million of identifiable intangible assets which included $1.1 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of licenses and permits with a weighted average useful life of 10 years, and $22 thousand of trade names with a useful life of 1 year. As a result of this acquisition, the Company recorded $0.9 million of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Visions of N.E.W., LLC ("Visions of N.E.W."). On April 30, 2015, the Company acquired the assets of Visions of N.E.W. for $3.0 million. Visions of N.E.W. provides residential, transportation, job coaching, supportive care and similar services to individuals with developmental disabilities. The Company acquired $2.2 million of identifiable intangible assets which included $1.8 million of agency contracts with a weighted average useful life of 12 years, and $0.4 million of licenses and permits with a weighted average useful life of 10 years. In addition, the Company acquired total tangible assets of $0.1 million. As a result of this acquisition, the Company recorded $0.7 million of goodwill in the I/DD segment, which is expected to be deductible for tax purposes.
Other Acquisitions. During fiscal 2015, the Company acquired the assets of Kessel Group Home, Inc ("Kessel"), Individual Expressions, Inc ("Individual Expressions"), and Georgia Rehabilitation Institute, Inc at Harison Heights ("Harison Heights"). Kessel and Individual Expressions are in the business of providing group home and related services to individuals with developmental disabilities and are included in our I/DD segment. Harison Heights is engaged in the business of providing assisted living, supported living or transitional living services to individuals with brain injuries, neuromuscular disorders, spinal cord injuries and similar conditions and is included in our SRS segment. Total cash consideration for these companies was $0.6 million of which $0.4 million was recorded for identifiable intangible assets, $0.2 million was recorded for goodwill and $48 thousand was recorded for tangible assets.
The Company's consolidated statement of income for the year ended September 30, 2015 included revenue totaling $25.2 million related to these businesses. The Company has not disclosed income from operations because it is immaterial.
5. Proforma Results of Operations (unaudited)

The following table reflects the unaudited pro forma results of operations for fiscal 2017, 2016, and 2015 assuming that the acquisitions made during fiscal 2017, 2016, and 2015 had occurred on October 1, 2015, 2014 and 2013, respectively.

(in thousands)	Year Ended September 30, 2017	Year ended September 30, 2016	Year ended September 30, 2015
Net revenue	$1,534,532	$1,507,342	$1,429,166
Net income	12,058	19,254	9,779

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred as of October 1, 2015, 2014 and 2013, or the results that may be achieved in future periods.

6. Disposition of Businesses

As part of a strategic review of our ARY operations, the Company decided to discontinue ARY services in the states of Florida, Louisiana, Indiana, North Carolina and Texas in fiscal 2015. These operations were included in the ARY segment. On December 1, 2015, the Company completed the sale of its ARY operations in the state of North Carolina. As consideration, the buyer assumed our lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million. The closures of the ARY operations in Florida and Louisiana were complete as of December 31, 2015 and the closures of our ARY operations in Indiana and Texas were completed in January 2016. During fiscal 2016, the Company recorded cash charges of approximately $2.0 million, consisting of severance costs of $0.5 million and lease termination costs of $1.5 million.

The Company assessed the disposal group under the guidance of ASU 2014-08, Discontinued Operations and Disclosures of Disposals of Components of an Entity and concluded that the closure of the disposal group does not represent a "strategic shift" and therefore has not been classified as discontinued operations for any of the periods presented. However, the Company has concluded that the disposal group was an individually significant disposal group. There were no operating results for the disposal group during the year ended September 30, 2017. Pretax losses for this disposal group were $5.6 million and $13.9 million for the fiscal years ended September 30, 2016 and 2015, respectively. Pretax losses for the year ended September 30, 2016 included exit costs of $2.0 million disclosed above.
7. Goodwill and Intangible Assets
Goodwill

As a result of recent changes in the Company's organizational structure, which took effect on October 1, 2016, the Company now has three reportable business segments: the I/DD segment, the SRS segment and the ARY segment. The ADH operating segment, which was previously aggregated in the Human Services segment, is included in Corporate and Other. For more information refer to Note 19, "Segment Information."
The changes in goodwill for the fiscal years ended September 30, 2017 and 2016 are as follows (in thousands):

	I/DD	SRS	ARY	Corporate/Other	Total
Balance as of September 30, 2015	$101,951	$81,234	$73,464	$17,871	$274,520
Goodwill acquired through acquisitions	2,204	675	—	6,512	9,391
Impairment	—	—	—	(10,251)	(10,251)
Balance as of September 30, 2016	104,155	81,909	73,464	14,132	273,660
Impact of segment change (1)	44,980	—	(44,980)	—	—
Acquisition adjustments	(17)	—	—	10	(7)
Goodwill acquired through acquisitions	10,198	3,616	—	13,827	27,641
Impairment	—	—	—	(27,969)	(27,969)
Balance as of September 30, 2017	$159,316	$85,525	$28,484	$—	$273,325

(1) In the fourth quarter of fiscal 2017, the Company corrected the estimates used to determine the allocation of goodwill in connection with the segment change as of October 1, 2016. As a result, an additional $9.7 million was allocated to the I/DD reporting unit compared to the allocation amount previously reported in fiscal 2017. Total segment assets have been updated from previously reported amounts for this change.

As a result of segment and reporting unit changes, which are described in Note 19, the Company allocated goodwill between the new reporting units based on the relative fair values, resulting in an allocation of $45.0 million. The Company estimated the fair value of the new reporting units using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of a reporting unit by estimating the after–tax cash flows attributable to a reporting unit and then discounting them to a present value using a risk-adjusted discount rate. In the discounted cash flow analysis, cash flows for the new reporting units were forecasted for each of the next ten years and a long term growth rate was applied to the final year of the forecasted cash flows to estimate terminal value. The cash flows were then discounted to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections used in the discounted cash flow analysis, are based on estimates of the weighted average costs of capital of market participants relative to each respective reporting unit.

This change in the Company's I/DD and ARY reporting units was considered a triggering event that indicated a test for goodwill impairment was necessary as of October 1, 2016. The Company completed impairment tests for these reporting units as of October 1, 2016 and it was determined that the carrying value of goodwill was not impaired as the fair value of the reporting units significantly exceeded the carrying value.
Annual Goodwill Impairment Testing
The Company tests goodwill at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill on July 1st of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of these assets.
The Company has elected to bypass the qualitative assessments and proceed directly to the quantitative test. The Company utilizes the income approach, specifically the discounted cash flow method, to estimate the fair value of its reporting units when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including revenue growth, tax rates, capital spending, discount rate and working capital changes. These inputs are not observable in the market and represent Level 3 inputs within the fair value hierarchy. Cash flow forecasts are based on business unit operating plans and historical relationships. The income approach is sensitive to changes in long-term terminal growth rates and the discount rate. The discount rate was selected based on the estimated rate of return as well as time value of money.
As mentioned in Note 2, the Company early adopted ASU 2017-04 as of July 1, 2017, which eliminated Step 2 from the goodwill impairment test. The Company conducted Step 1of the annual goodwill impairment test as of July 1, 2017, which indicated that the fair value of the ADH reporting unit, that is included within Corporate and Other, was less than its carrying value. Based on the guidance in ASU 2017-04, the Company recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The $28.0 million impairment charge is included in Goodwill and intangible asset impairment in the consolidated statement of income for the year ended September 30, 2017. The goodwill impairment was attributable to a reduction in the profit projections of the core ADH business and a decrease in the forecasted contributions from future new start programs as compared to the prior year's projections.
Prior to adoption of ASU 2017-04, our annual impairment analysis as of July 1, 2016 indicated that the Step 2 analysis was necessary for the ADH reporting unit, that is included within Corporate/Other, as the carrying value exceeded the fair value of the reporting unit. Step 2 of the goodwill test is performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2, it was determined that the implied value of goodwill was less than the carrying amount, resulting in an impairment charge of $10.3 million that is included in Goodwill and intangible asset impairment in the consolidated statement of income for the year ended September 30, 2016. The impairment was driven by higher than anticipated operating costs in recently acquired businesses that have negatively affected the reporting unit's projected operating margins.
The Company completed Step 1 for its other reporting units as of July 1, 2017 and 2016 and concluded that there was no goodwill impairment. Additionally, the Company performed its annual impairment testing for its reporting units as of July 1, 2015 and concluded based on the first step of the process that there was no goodwill impairment.

Intangible Assets
Intangible assets consist of the following as of September 30, 2017 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$540,826	$290,687	$250,139
Non-compete/non-solicit	1 year	7,196	5,228	$1,968
Relationship with contracted caregivers	—	7,521	7,521	$—
Trade names	2 years	7,138	4,779	$2,359
Trade names (indefinite life)	—	42,400	—	$42,400
Licenses and permits	3 years	58,443	42,234	$16,209
		$663,524	$350,449	$313,075
Intangible assets consist of the following as of September 30, 2016 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$499,652	$257,104	$242,548
Non-compete/non-solicit	2 years	6,438	4,432	2,006
Relationship with contracted caregivers	—	7,521	7,505	16
Trade names	2 years	6,516	4,014	2,502
Trade names (indefinite life)	—	45,800	—	45,800
Licenses and permits	2 years	49,773	40,416	9,357
		$615,700	$313,471	$302,229
For fiscal years ended 2017, 2016 and 2015, the amortization expense for continuing operations was $37.0 million, $38.1 million and $38.7 million, respectively.
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
The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of indefinite-lived intangible assets. In addition, the Company evaluates the remaining useful life of its indefinite-lived intangible assets at least each reporting period to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of indefinite-lived intangible assets are no longer indefinite, the assets will be tested for impairment.
The Company performed its annual impairment testing as of July 1, 2017, 2016 and 2015 and concluded that there is no impairment to its indefinite lived trade names. During the fourth quarter of fiscal 2017, the Company concluded that the useful lives of the indefinite-lived ADH trade names are no longer indefinite as a result of the Company's decision to phase in one national brand name for this business. The Company performed an impairment test using the relief from royalty model over the remaining useful life of one year. The impairment test indicated that the $3.4 million carrying value of the indefinite-lived ADH trade names exceeded its fair value, resulting in an impairment charge of $3.0 million which is included in Goodwill and intangible asset impairment in the consolidated statement of income for the year ended September 30, 2017. The remaining net book value of $0.4 million will be amortized over the remaining useful life of one year.
Long-Lived Impairment Testing
The Company reviews long-lived tangible and intangible assets for impairment when events or circumstances have occurred that indicate the estimated useful life of these assets may warrant revision or that the carrying amount of these assets may be impaired.

During the fiscal years ended September 30, 2017 and 2016, the Company concluded it had a triggering event requiring assessment of impairment for certain long-lived assets held by ADH due to the impairment of goodwill. The Company estimated the future net undiscounted cash flows and compared them to the carrying amount of the assets. Based on this assessment the Company concluded that the assets are recoverable as the undiscounted cash flows exceeded the carrying amount, therefore; an impairment does not exist at September 30, 2017 and 2016.
During the fiscal year ended September 30, 2015, the Company decided to discontinue ARY services in the states of Illinois, Florida, Louisiana, Indiana, North Carolina and Texas. As a result, the Company determined certain assets were impaired and recorded impairment charges of $0.4 million for relationships with contracted caregivers, $9.8 million for agency contracts, and $0.2 million of other intangibles. The total impairment charge of $10.4 million is included in depreciation and amortization expense for fiscal year ended September 30, 2015. See Note 6 for more information on these divestitures.
The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year Ending September 30,	(In thousands)
2018	$40,940
2019	39,512
2020	38,415
2021	35,007
2022	33,236
Thereafter	83,565
$270,675
8. Property and Equipment
Property and equipment consists of the following as of September 30 (in thousands):

	2017	2016
Buildings, building improvements and land	$126,497	$125,604
Vehicles	76,677	66,421
Computer hardware and software	35,863	33,053
Leasehold improvements	97,476	83,533
Furniture and fixtures	19,530	18,148
Office and telecommunication equipment	7,613	6,236
Software for internal use	6,129	4,608
Construction in progress	3,181	2,472
	372,966	340,075
Less accumulated depreciation	(189,628)	(165,067)
Property and equipment, net	$183,338	$175,008
For fiscal years ended 2017, 2016 and 2015, depreciation expense for continuing operations was $38.7 million, $34.9 million and $32.8 million, respectively, and depreciation expense for discontinued operations was $0, $38 thousand and $0.1 million, respectively.
9. Certain Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of September 30 (in thousands):

	2017	2016
Prepaid business expense	$3,827	$3,283
Prepaid insurance	279	524
Anticipated insurance recoveries	7,291	8,067
Other	1,601	8,967
Prepaid expenses and other current assets	$12,998	$20,841

Other Accrued Liabilities
Other accrued liabilities consist of the following as of September 30 (in thousands):

	2017	2016
Accrued insurance	$19,328	$19,374
Overpayments	1,752	1,459
Due to third party payors	6,942	6,601
Accrued professional services	3,225	2,028
Accrued interest	166	86
Other	10,871	22,132
Other accrued liabilities	$42,284	$51,680
Other Long-Term Liabilities
Other long-term liabilities consist of the following as of September 30 (in thousands):

	2017	2016
Accrued self-insurance reserves	$55,096	$60,080
Other	21,985	21,386
Other long-term liabilities	$77,081	$81,466
10. Long-term Debt
The Company’s long-term debt consists of the following as of September 30 (in thousands):

	2017	2016
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$632,476	$639,030
Original issue discount on term loan, net of accumulated amortization	(901)	(1,178)
Deferred financing costs, net of accumulated amortization	(5,122)	(5,890)
	626,453	631,962
Less current portion	6,554	6,554
Long-term debt	$619,899	$625,408
As of September 30, 2017 and 2016, the Company did not have any borrowings under the senior revolver.
Senior Secured Credit Facilities
As of September 30, 2017, NMHI's senior credit agreement (the “senior credit agreement”), as amended, governs a $655.0 million ($730.0 million after giving effect to the $75.0 million incremental term loan funded on October 25, 2017) Tranche B term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $120.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility matures on January 31, 2021 and the senior revolver matures on January 31, 2019, except as further discussed in Note 24. All of the obligations under the senior secured credit facilities are guaranteed by NMHH and the subsidiary guarantors named therein. The senior credit agreement provides that NMHI may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.
On May 25, 2017, NMHI entered into Amendment No. 5 to its senior credit agreement (the "repricing amendment"). Under the terms of the repricing amendment, the applicable interest margin for the term loan facility under the senior credit agreement decreased by 25 basis points for both alternate base rate ("ABR") borrowings and Eurodollar borrowings, and reduced the Eurodollar floor by 25 basis points. The repricing amendment also reset the period during which a 1.0% prepayment premium may be required for a repricing transaction (as defined in the senior credit agreement) until May 25, 2018.
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of September 30, 2017, NMHI had no borrowings under the senior revolver, $47.4 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of standby letters of credit under the senior revolver.
As a result of the repricing amendment, borrowings under the term loan facility bear interest, at our option, at: (i) an alternate base rate ("ABR") equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points (provided that the ABR applicable to the term loan facility will not be less than 2.00% per annum), plus 2.00%; or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 0.75% per annum), plus 3.00%. Borrowings under the revolving and swingline loans bear interest at our option at (i) an alternate base rate equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points (provided that the ABR applicable to the term loan facility will not be less than 2.00% per annum), plus 2.25%; or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 0.75% per annum), plus 3.25%. NMHI is also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. NMHI must also pay customary letter of credit fees.
The senior credit agreement requires NMHI to make mandatory prepayments, subject to certain exceptions, on a percentage of NMHI's annual Excess Cash Flow, as defined in the senior credit agreement. NMHI determines whether or not a mandatory prepayment is required at the end of each fiscal year. NMHI was not required to make a prepayment for the fiscal year ended September 30, 2017.
Senior Notes
During fiscal 2015, NMHI redeemed the remaining $212.0 million of senior notes. The redemption price of the senior notes was 106.25% of the principal amount redeemed. As a result of the redemptions, NMHI incurred expense of $17.1 million during fiscal 2015 related to deferred financing fees, debt issuance costs and associated call premiums. The expense is reflected in extinguishment of debt in the consolidated statements of income.
Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio stepped down to 5.00 to 1.00 in the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of September 30, 2017 as our usage of the senior revolver did not exceed the threshold for that quarter.
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
The fair value of the swap agreements, representing the price that would be received to transfer the liability in an orderly transaction between market participants, was $0.2 million or $0.1 million after taxes at September 30, 2017, and $6.0 million or $3.6 million after taxes, at September 30, 2016. The fair value was recorded in Other accrued liabilities on the Company's consolidated balance sheet and was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap will be reported by the Company in interest expense. The Company did not record any interest expense for ineffectiveness during the years ended September 30, 2017, 2016 and 2015.

Annual maturities
Annual maturities of the Company’s debt for the fiscal year ended September 30 are as follows:

(In thousands)
2018	$6,554
2019	6,554
2020	6,554
2021	612,814
Total	$632,476
Amounts due at any year end may increase as a result of the provision in the senior credit agreement that requires a prepayment of a portion of the outstanding term loan amount if NMHI generates certain levels of cash flow.
11. Stockholders' Equity
Common Stock
The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share.
Preferred Stock
The Company has authorized 50,000,000 shares of $0.01 par value preferred stock. No shares of preferred stock are outstanding.
12. Employee Savings and Retirement Plans
The Company has a multi-company plan (the “Plan”) which covers all of its wholly-owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its business units. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of $6.2 million, $6.4 million and $7.4 million, for fiscal years 2017, 2016 and 2015, respectively.
The Company has the following two deferred compensation plans:
The National Mentor Holdings, LLC Executive Deferred Compensation Plan
The National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for senior management, in which the Company contributes to the executive’s account a percentage of the executive’s base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.4 million, $0.6 million and $0.6 million for fiscal 2017, 2016 and 2015, respectively. The unfunded accrued liability was $3.0 million and $3.1 million as of September 30, 2017 and 2016, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.
The National Mentor Holdings, LLC Executive Deferral Plan
The National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $1.1 million, $1.3 million and $1.4 million for fiscal 2017, 2016 and 2015, respectively. The accrued liability related to this plan was $10.4 million and $9.7 million as of September 30, 2017 and 2016, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.

In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company has purchased company owned life insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. The cash surrender value of the COLI policies was $9.0 million and $8.0 million as of September 30, 2017 and 2016, respectively, and was included in other assets on the Company’s consolidated balance sheets.
Retirement Agreement
The Company entered into a retirement agreement with the Company's former Executive Chair, (the “Retirement Agreement”) on August 19, 2015. Pursuant to the Retirement Agreement, the Company expects to pay him the following amounts in connection with his retirement: (i) $800,000 over a period of two years, representing a continuation of his salary, (ii) $48,000 over a period of two years (representing a payment of $2,000 per month for 24 months in lieu of continuing health and welfare benefits) and (iii) $800,000 over the next two years, representing his target annual bonus of 100% of base salary under the incentive compensation plan for two years after his retirement. As of September 30, 2017, the Company had no accrued liability related to these retirement benefits. As of September 30, 2016, the accrued liability related to these retirement benefits was $1.4 million.
The expense related to the deferred compensation plans and retirement agreement for the fiscal years ended September 30, 2017, 2016 and 2015 was $1.9 million, $1.6 million and $2.2 million, respectively.
13. Related Party Transactions
Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Wisconsin and Michigan. These leases have various expiration dates extending out as far as September 2024. Related party lease expense was $0.7 million, $0.7 million and $0.8 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

14. Fair Value Measurements

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

The following table set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest Rate Swap Agreements	$(153)	$—	$(153)	$—
The following table set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest Rate Swap Agreements	$(5,979)	$—	$(5,979)	$—
Contingent consideration	(5,915)	—	—	(5,915)
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
Contingent Consideration. In connection with the acquisition of Mass Adult Day Health (“Adult Day Health”) in September 2014 and Cassell in January 2015, the Company recorded contingent consideration pertaining to the amounts potentially payable to the former owners upon the businesses achieving certain performance targets. The fair values of the Company's contingent consideration obligations were based on a probability-weighted approach derived from the overall likelihood of achieving certain performance targets. The resultant probability-weighted earn-out payments were discounted using a discount rate based upon the weighted-average cost of capital. The fair value measurement was based on significant inputs not observable in the market, which represent Level 3 inputs within the fair value hierarchy. The valuation of contingent consideration used assumptions the Company believed would be made by a market participant. The Company assessed these estimates on an ongoing basis until settlement as additional data impacting the assumptions is obtained. Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Changes in the fair value of contingent consideration related to updated assumptions and estimates were recognized in General and administrative expense within the consolidated statements of operations.
The Company settled the remaining Adult Day Health and Cassell contingent consideration obligations during the year ended September 30, 2017 for $6.1 million.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for fiscal years 2017 and 2016.

(in thousands)	Level 3 Inputs Liabilities
Balance at September 30, 2015	$9,075
Present value accretion	(211)
Fair value adjustments	616
Payments	(3,565)
Balance at September 30, 2016	$5,915
Fair value adjustments	194
Payments	(6,109)
Balance at September 30, 2017	$—

As of September 30, 2017, the Company had no contingent consideration liability. As of September 30, 2016, the Company had $5.9 million of contingent consideration liabilities, which was reflected in Other accrued liabilities.

Items Measured at Fair Value on a Nonrecurring Basis. The Company’s intangible assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the year ended September 30, 2017, the Company recorded a $3.0 million impairment charge associated with the indefinite-lived ADH trade names due to the Company's decision to phase in one national brand name for its ADH business unit. See Note 7 for further information about the impairment charge which was recorded in Goodwill and intangible asset impairment in the consolidated statement of income. The impairment charge was determined by comparing the fair value based on the relief from royalty model over the remaining useful life of one year to the assets' carrying value of $3.4 million.

During the year ended September 30, 2015, certain intangible assets associated with the at-risk youth business with a carrying value of $10.4 million were written off because the Company determined the assets had no net realizable value. See Note 6 for further information about the decision to discontinue at-risk youth services in Florida, Louisiana, Indiana, North Carolina and Texas. The asset impairment charge of $10.4 million was recorded in Goodwill and intangible asset impairment in the consolidated statement of income. These impairment charges were determined by comparing the fair value based on projected future discounted cash flows to be provided from the intangible assets to the assets' carrying value. There were no other items measured at fair value on a nonrecurring basis during the years ended September 30, 2017, 2016 or 2015.
At September 30, 2017 and September 30, 2016, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
15. Leases
Operating leases
The Company leases office and residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through fiscal 2033. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense from continuing operations for fiscal 2017, 2016 and 2015 was $73.5 million, $70.0 million and $65.1 million, respectively.
On September 23, 2015, the Company entered into an amendment to its lease agreement for its corporate office. The lease agreement, as amended, expires on July 31, 2024 and the Company has the option to extend the lease term for a period of 5 years. As of September 30, 2017, the Company had total expected minimum lease commitments of approximately $14.3 million over the lease term. Total rent expense related to this lease was $1.9 million, $1.9 million and $1.7 million for fiscal years 2017, 2016 and 2015, respectively.
Future minimum lease payments for non-cancellable operating leases for the fiscal years ending September 30 are as follows (in thousands):

2018	$67,731
2019	57,408
2020	45,903
2021	36,321
2022	28,372
Thereafter	81,635
$317,370
Capital leases
The Company leases certain facilities and office equipment under various non-cancellable capital leases that expire at various dates through fiscal 2026. Assets acquired under capital leases with an original cost of $7.8 million and $7.8 million and related accumulated amortization of $4.0 million and $3.4 million are included in property and equipment, net as of September 30, 2017 and 2016, respectively. Amortization expense for fiscal years 2017, 2016 and 2015 was $0.6 million.

The following is a schedule of the future minimum lease payments under the capital leases for the fiscal years ending September 30 (in thousands):

2018	$1,124
2019	1,124
2020	1,124
2021	1,124
2022	777
Thereafter	1,854
Total minimum lease payments	7,127
Less: Interest payments	(2,115)
$5,012
Interest expense on capital leases during fiscal years 2017, 2016 and 2015 was $0.6 million, $0.6 million, and $0.7 million, respectively.
16. Accruals for Self-Insurance
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

The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, and professional and general liability programs are based on analyses performed by management and take into account reports by independent third parties. Accruals are periodically reevaluated and increased or decreased based on new information. The expense related to professional and general liability for the fiscal years ended September 30, 2017, 2016 and 2015 was $7.2 million, $12.9 million and $10.5 million, respectively. The expense related to employment practices liability for the fiscal years ended September 30, 2017, 2016 and 2015 was $5.5 million, $0.2 million, and $0.4 million, respectively.
For professional and general liability, from October 1, 2014 to September 30, 2015, the Company was self-insured for $4.0 million per claim and $28.0 million in the aggregate. Commencing October 1, 2015, the Company is self-insured for $3.0 million per claim and $28.0 million in the aggregate.
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
17. Other Commitments and Contingencies

The Company is in the health and human services business and, therefore, has been and continues to be subject to numerous claims alleging that the Company, its employees or its independently contracted host-home caregivers (“Mentors”) failed to provide proper care for an individual served by the Company. The Company is also subject to claims by these individuals, its employees, its Mentors or community members against the Company for negligence, intentional misconduct or violation of applicable laws. Included in the Company’s recent claims are claims alleging personal injury, assault, abuse, wrongful death, violations of wage and hour laws and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company’s programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

The Company is also subject to potential lawsuits under the False Claims Act and other federal and state whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards that may incentivize private plaintiffs to bring these suits. If the Company is found to have violated the False Claims Act, it could be excluded from participation in Medicaid and other federal healthcare programs which would have a material adverse effect on our business. The Patient Protection and Affordable Care Act provides a mandate for more vigorous and widespread enforcement activity to combat fraud and abuse in the health care industry.

The Company is also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws, and claims for discrimination, wrongful discharge or retaliation. The Company currently has three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-action. One additional wage and hour complaint has been settled and preliminarily approved by the court. The Company's policy is to accrue for all probable and estimable claims using information available at the time the financial statements are issued. Actual claims could settle in the future at materially different amounts due to the nature of litigation.
18. Income Taxes
The provision (benefit) for income taxes consists of the following as of September 30 (in thousands):

	2017	2016	2015
Current:
Federal	$18,701	$5,382	$—
State	5,708	3,549	2,333
Total current tax provision	24,409	8,931	2,333
Deferred:
Federal	(17,894)	4,701	1,735
State	(4,651)	(342)	(1,379)
Net deferred tax provision (benefit)	(22,545)	4,359	356
Income tax provision	$1,864	$13,290	$2,689
The Company paid income taxes, net of any refunds, during fiscal 2017, 2016 and 2015 of $17.4 million, $12.6 million, and $1.9 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following as of September 30 (in thousands):

	2017	2016
Gross deferred tax assets:
Deferred compensation	$1,300	$1,371
Interest rate swap agreements	62	2,418
Accrued workers’ compensation	11,147	11,196
Net operating loss carryforwards	6,215	7,330
Allowance for bad debts	6,398	4,797
Stock compensation	3,353	2,040
Other accrued liabilities	9,634	4,666
	38,109	33,818
Valuation allowance	(6,215)	(7,322)
Deferred tax assets	31,894	26,496
Deferred tax liabilities:
Depreciation	(1,596)	(994)
Amortization of goodwill and intangible assets	(52,647)	(67,175)
Net deferred tax liabilities	$(22,349)	$(41,673)
The Company is required to record a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that valuation allowances at September 30, 2017 and 2016 of $6.2 million and $7.3 million, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowances primarily related to certain state net operating loss carryforwards.
For federal purposes, the Company had no net operating loss carryforwards as of September 30, 2017. For state purposes, the Company had $139.4 million of net operating loss carryforwards for fiscal 2017, which expire from 2018 through 2037.
The following is reconciliation between the statutory and effective income tax rates at September 30 (in thousands):

	2017	2016	2015
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	8.5%	9.3%	3.6%
Nondeductible compensation(1)	7.9%	18.8%	0.8%
Other nondeductible expenses	(0.4)%	1.5%	9.1%
Credits	(22.5)%	(6.6)%	(3.0)%
Other	(5.8)%	0.4%	(5.7)%
Effective tax rate	22.7%	58.4%	39.8%
(1) The higher impact on the effective rate for fiscal 2016 was due to a stock compensation charge of $10.5 million recorded in the first quarter of fiscal 2016 related to certain awards under our former equity compensation plan that vested in October 2015. Refer to Note 21 - Stock-Based Compensation for further information.
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
There was no unrecognized tax benefit for the years ended September 30, 2017, 2016 and 2015. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. No interest and penalties were accrued as of September 30, 2017, 2016 and 2015.
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
19. Segment Information
The Company previously operated its business in two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services ("SRS"). Effective as of October 1, 2016, the Company re-aligned its businesses within the Human Services reporting segment to a service line organizational structure. As a result of such change, the Human Services reporting segment has been divided into two reporting segments: the Intellectual and Developmental Disabilities ("I/DD") segment and the At-Risk Youth ("ARY") segment. This change aligns with the Company's service offerings and how it conducts and operates its businesses commencing in the first quarter of fiscal 2017. The Adult Day Health ("ADH") operating segment, which was previously aggregated in the Human Services segment, is now included in Corporate and Other. There has been no change to the SRS segment.
The change results in the Company having three reportable business segments: the I/DD segment, the SRS segment, and the ARY segment.
Through the I/DD segment, the Company provides home- and community-based human services to adults and children with intellectual and developmental disabilities. Through the SRS segment, the Company delivers services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS segment have been organized by management into two operating segments, NeuroRestorative and CareMeridian, based upon service type. The NeuroRestorative operating group provides behavioral therapies to individuals with brain injuries in post-acute community settings and the CareMeridian operating group provides a higher level of medical support to individuals with traumatic injuries. Through the ARY segment, the Company provides home- and community-based human services to youth with emotional, behavioral and/or medically complex challenges.
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

Activities classified as “Corporate and Other” in the table below relate to the results of the ADH operating segment and unallocated home office expenses and stock-based compensation expense. Total assets included in the Corporate and Other segment include assets associated with the ADH operating segment and assets maintained by the corporate entity including cash, restricted cash, and other current and non-current assets.

The following table is a financial summary by reportable segments for the periods indicated (in thousands).

For the Year Ended September 30,	I/DD	SRS	ARY	Corporate/Other	Consolidated
2017
Net revenue (1)	$967,033	$309,543	$141,742	$56,192	$1,474,510
EBITDA	138,976	51,799	21,590	(95,060)	117,305
Total assets (3)	512,658	257,718	71,298	207,708	1,049,382
Depreciation and amortization	37,445	23,622	5,662	8,984	75,713
Purchases of property and equipment	25,234	12,625	1,258	7,532	46,649
2016 (2)
Net revenue (1)	$935,941	$289,093	$147,279	$35,274	$1,407,587
EBITDA	140,279	54,855	20,597	(86,112)	129,619
Total assets	475,206	253,612	82,617	256,710	1,068,145
Depreciation and amortization	37,850	23,412	5,722	6,077	73,061
Purchases of property and equipment	21,050	11,417	1,990	8,899	43,356
2015 (2)
Net revenue (1)	$891,851	$263,920	$191,511	$19,664	$1,366,946
EBITDA	134,275	49,099	27,171	(83,669)	126,876
Total assets	466,122	257,446	94,051	218,470	1,036,089
Depreciation and amortization	37,287	22,740	7,227	4,258	71,512
Purchases of property and equipment	20,662	16,551	1,647	3,933	42,793
(1) In fiscal 2015 and 2016, we discontinued ARY services in the states of Illinois, Florida, Indiana, Louisiana, North Carolina and Texas. Included in the results for fiscal 2016 and 2015 is net revenue of $7.1 million and $53.9 million, respectively, related to these businesses.
(2) The previously reported segment information for fiscal 2015 and 2016 has been revised to reflect the new composition of the reportable segments.
(3) In the fourth quarter of fiscal 2017, the Company corrected the estimates used to determine the allocation of goodwill in connection with the segment change as of October 1, 2016. As a result, an additional $9.7 million was allocated to the I/DD segment compared to the allocation amount previously reported in fiscal 2017. Total segment assets have been updated from previously reported amounts for this change.

A reconciliation of EBITDA to income from continuing operations on a consolidated basis is as follows:

	Year Ended September 30
	2017	2016	2015
EBITDA	$117,305	$129,619	$126,876
Less:
Depreciation and amortization	75,713	73,061	71,512
Interest expense, net (1)	33,397	33,811	37,943
Intangible asset impairment charges (2)	—	—	10,660
Income from continuing operations before income taxes	$8,195	$22,747	$6,761
(1) Interest expense, net includes interest income and acquisition related contingent consideration liabilities which is included in Other income (expense) in the consolidated statement of income.

(2) Fiscal 2015 amounts represent impairment charges related to definite-lived intangible assets that have been reclassified to conform with the 2017 presentation as a separate statement of income item.

20. Net Income Per Share
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
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended September 30,
	2017	2016	2015
Numerator
Net income	$6,331	$9,187	$3,072
Denominator
Weighted average shares outstanding, basic	37,302,941	37,112,794	36,959,997
Weighted average common equivalent shares	163,384	150,121	128,635
Weighted average shares outstanding, diluted	37,466,325	37,262,915	37,088,632
Net income per share, basic and diluted	$0.17	$0.25	$0.08
Equity instruments excluded from diluted net income per share calculation as the effect would have been anti-dilutive:
Stock options	789,702	534,312	1,758
Restricted stock units	92,435	83,793	5,664
21. Stock-Based Compensation
Summary of Stock-Based Compensation Plans
2014 Plan
Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). As of September 30, 2017, the 2014 Plan authorized the issuance of up to 6,663,240 shares of common stock as stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock units (“RSUs”) and performance based restricted stock units ("PRSUs").
Stock Options
For the years ended September 30, 2017, 2016 and 2015, Civitas issued 319,604, 230,739 and 12,168 NSOs, respectively, which vest over three years (one-third each year). The fair value of each option granted was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.83% - 2.08%	1.32% - 1.92%	1.69% - 1.74%
Expected term	6 years	6 years	6 years
Expected volatility	34.32% - 36.21%	34.65% - 36.20%	38.80% - 40.40%
Expected dividend yield	—%	—%	—%
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
The table below summarizes our stock option activity during fiscal year 2017:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	709,832	$19.42
Granted	319,604	16.90
Forfeited	82,823	19.16
Exercised	59,426	16.92
Expired	9,406	24.29
Outstanding at September 30, 2017	877,781	$18.65	7.9	$1,045
Vested or expected to vest as of September 30, 2017	857,299	$18.65	7.8	$1,020
Exercisable at September 30, 2017	457,195	$18.07	6.9	$580

The total intrinsic values of options exercised was less than $0.1 million for each of the years ended September 30, 2017, 2016 and 2015. As of September 30, 2017, there was $2.1 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Unit Awards (RSUs)
For the years ended September 30, 2017, 2016 and 2015, Civitas granted 566,668, 283,865 and 39,393 RSUs, respectively, to employees and members of the Board of Directors. The fair value of all RSUs is based on the closing market value of our stock on the date of grant. The weighted average per share grant date fair value of the RSUs granted during the years ended September 30, 2017, 2016 and 2015 was $17.79, $23.99, and $18.00, respectively. These awards will vest over three years (one-third each year) for employee grants and one year (100% on the first anniversary of the grant date) for grants to members of the Board of Directors.

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
A summary of our issued restricted stock unit awards is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2016	442,528	$21.24
Granted	566,668	17.79
Forfeited	78,210	19.21
Vested	253,580	19.62
Non-vested units at September 30, 2017	677,406	$19.20

The total fair values of RSUs that vested during the years ended September 30, 2017, 2016 and 2015 was $4.5 million, $3.1 million and $5.3 million, respectively. As of September 30, 2017, there was $9.4 million of unrecognized compensation expense related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.
Performance Based Restricted Stock Units (PRSUs)
During the year ended September 30, 2016, the Company awarded 42,467 PRSUs under the 2014 Plan. The PRSUs vest based upon the achievement of established performance targets in the third year of the three year performance period, or fiscal 2018. The number of PRSUs that may vest varies between 0%-200% based on the achievement of such goals and thereafter may increase or decrease by 25% based on the performance of the Company's common stock in relation to the Russell 2000 Healthcare Index. The PRSUs were valued at $19.84 per share based on a Monte Carlo simulation methodology on the date of grant.
During the year ended September 30, 2017, the Company awarded 45,624 PRSUs under the 2014 Plan. The PRSUs vest based upon the achievement of established performance targets in the third year of the three year performance period, or fiscal 2019. The number of PRSUs that may vest varies between 0%-200% based on the achievement of such goals. The PRSUs were valued at $19.85 per share based on the closing price of the Company's common stock on the date of grant.
To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned. As of September 30, 2017, we expect to recognize $0.7 million of stock-based compensation expense related to our outstanding PRSUs based on our expected attainment levels. This cost is expected to be recognized over a weighted-average period of 2.0 years.
A summary of PRSU activity for the year ended September 30, 2017 is as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2016	42,467	$19.84
Granted	45,624	19.85
Forfeited	(3,586)	19.84
Vested	—	—
Non-vested units at September 30, 2017	84,505	$19.85
Units expected to vest as of September 30, 2017	45,624	$19.85
For NSOs, RSUs and PRSUs under the 2014 Plan, the Company recorded $8.4 million, $17.1 million and $5.2 million of stock-based compensation expense during fiscal years 2017, 2016 and 2015, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of income.
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

On October 1, 2015, in connection with a secondary offering, NMH Investment distributed all of the 25,250,000 shares of our common stock it held to its existing members in accordance with their respective membership interests and pursuant to the terms of the NMH Investment's Limited Liability Company Agreement and the management unitholders agreements (the “Distribution”). The Distribution triggered the vesting condition for the Class H Common Units and the acceleration of unvested Class F Common Units. As a result, the Company recorded compensation expense of $10.5 million related to these awards during the quarter ended December 31, 2015. This expense is not deductible for tax purposes. The expense is included in general and administrative expense in the consolidated statements of income. As a result of the Distribution, the Unit Plan has concluded and there will be no future issuances under this plan.
22. Valuation and Qualifying Accounts
The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2017, 2016 and 2015 (in thousands):

	Balance at Beginning of Year	Provision	Write-Offs	Balance at end of Year
Fiscal year ended September 30, 2017	$11,863	$20,674	$(16,540)	$15,997
Fiscal year ended September 30, 2016	$11,207	$14,784	$(14,128)	$11,863
Fiscal year ended September 30, 2015	$11,491	$17,055	$(17,339)	$11,207
The Company also had $3.8 million of accounts receivable collateralized by liens, net of allowances for those liens of $1.0 million, recorded as part of other assets within the accompanying consolidated balance sheets as of September 30, 2017 and 2016.
23. Quarterly Financial Data (unaudited)
The following table presents consolidated statement of income data for each of the eight quarters in the period which began October 1, 2015 and ended September 30, 2017. This information is derived from the Company’s unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For The Quarters Ended (in thousands, except per share amounts)
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Net revenue	$380,372	$372,345	$362,399	$359,394	$362,194	$353,963	$345,683	$345,747
Gross margin	81,836	79,847	76,881	75,418	81,398	79,394	79,879	74,735
Income (loss) from continuing operations, net of tax (1)	(10,688)	7,361	5,479	4,179	2,675	4,843	7,513	(5,574)
Loss from discontinued operations, net of tax	—	—	—	—	(15)	(27)	(198)	(30)
Net income (loss)	$(10,688)	$7,361	$5,479	$4,179	$2,660	$4,816	$7,315	$(5,604)

Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$(0.29)	$0.20	$0.15	$0.11	$0.07	$0.13	$0.20	$(0.15)
Loss from discontinued operations	—	—	—	—	—	—	—	—
Net income (loss)	$(0.29)	$0.20	$0.15	$0.11	$0.07	$0.13	$0.20	$(0.15)
Weighted average number of common shares outstanding, basic	37,375	37,323	37,282	37,231	37,145	37,108	37,102	37,095
Weighted average number of common shares outstanding, diluted	37,375	37,495	37,417	37,329	37,308	37,252	37,207	37,095

(1) During the three month periods ended September 30, 2017 and 2016 the Company recorded goodwill impairment charges of $28.0 million and $10.3 million, respectively. See Note 7 to the consolidated financial statements for more information.

24. Subsequent Events
On October 1, 2017, the Company acquired the assets of Powell Life Skills, Inc. ("Powell") for consideration of $1.0 million, including $0.6 million of contingent consideration. Powell is located in Delaware and provides residential services, supported living services, day program services and similar services to individuals with intellectual developmental disabilities and similar conditions. Powell will be included in the Company's I/DD segment.
On October 25, 2017, the Company acquired all of the outstanding capital stock of Mentis Neuro Rehabilitation, LLC and its direct and indirect wholly owned subsidiaries (collectively, “Mentis”) for a purchase price of approximately $74.9 million. Mentis is located in Texas and Ohio and provides specialty rehabilitation services to individuals recovering from acquired brain injuries. Mentis will be included in the Company's SRS segment.
On October 24, 2017, the Company entered into Amendment No. 6 to its senior credit agreement which provided for an additional $75 million term loan. The net proceeds of the additional term loan were used by the Company to pay the purchase price for the acquisition of Mentis and to pay related fees and expenses, with any excess proceeds to be used for general corporate purposes.
On November 21, 2017, the Company entered into Amendment No. 7 to its senior credit agreement which increased the aggregate revolving commitments from $120.0 million to $160.0 million and extended the maturity date for $90.0 million of the revolving commitments ("the Extended Revolving Commitments") to January 31, 2021. The terms of the remaining $70.0 million of the revolving commitments ("the Initial Revolving Commitments"), which mature on January 31, 2019, remain unchanged. All of the other terms of the Extended Revolving Commitments are identical to the Initial Revolving Commitments, except that the applicable margin for the Extended Revolving Commitments will decrease by 0.25% per annum when the Initial Revolving Commitments are terminated or expire.

Financial Statement Schedule
Schedule I—Condensed Parent Company Financial Information

Civitas Solutions, Inc. Parent-Only Condensed Balance Sheets

(in thousands)	September 30,
	2017	2016
Assets
Cash	$—	$—
Other assets	—	4,215
Deferred income taxes	—	—
Investment in subsidiaries	163,477	142,568
Total assets	$163,477	$146,783
Liabilities & Stockholders' Equity
Other liabilities	$560	$1,193
Total liabilities	$560	$1,193
Stockholder's equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,441,257 and 37,214,758 shares issued and outstanding at September 30, 2017 and 2016, respectively	374	372
Additional paid-in-capital	301,819	294,295
Accumulated other comprehensive loss	(91)	(3,561)
Accumulated deficit	(139,185)	(145,516)
Total stockholders' equity	162,917	145,590
Total liabilities and stockholders' equity	$163,477	$146,783

 Civitas Solutions, Inc. Parent-Only Condensed Statements of Income and Comprehensive Income

(in thousands)	For the Year Ended September 30,
	2017	2016	2015
General and administrative expenses	$—	$—	$—
Equity in net income of subsidiary	6,331	9,187	2,608
Income from operations	6,331	9,187	2,608
Income before income taxes	6,331	9,187	2,608
Benefit for income taxes	—	—	(464)
Net income	6,331	9,187	3,072
Other comprehensive income (loss)	3,470	(1,857)	(1,704)
Comprehensive income	$9,801	$7,330	$1,368

Civitas Solutions, Inc. Parent-Only Condensed Statements of Cash Flows

(in thousands)	For the Year Ended September 30,
	2017	2016	2015
Cash flows used in operating activities:
Net income	$6,331	$9,187	$3,072
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income loss of subsidiary	(6,331)	(9,187)	(2,608)
Deferred income taxes	—	11,004	3,413
Other assets	4,215	1,021	(1,754)
Other accrued liabilities	(633)	—	(2,248)
Net cash used in operating activities	3,582	12,025	(125)
Cash flows provided by (used in) investing activities:
Investment in NMHI	(3,582)	(12,025)	—
Dividend from NMHI	—	—	—
Net cash used in investing activities	(3,582)	(12,025)	—
Decrease in cash and cash equivalents	—	—	(125)
Cash and cash equivalents, beginning of period	—	—	125
Cash and cash equivalents, end of period	$—	$—	$—

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
.
Note 2 - Dividend from Subsidiaries

NMHI's ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of NMHI’s current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in NMHI’s current and any future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant. Civitas received no dividends for the fiscal years ended 2015, 2016, or 2017.