Form 10-Q
period 2017-12-31
Civitas Solutions, Inc.
filed 2018-02-08
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2018, there were 37,546,785 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,297
Restricted cash	1,225	327
Accounts receivable, net of allowances of $16,661 and $15,997 at December 31, 2017 and September 30, 2017	170,699	172,850
Prepaid expenses and other current assets	25,880	12,998
Total current assets	197,804	193,472
Property and equipment, net	184,826	183,338
Intangible assets, net	346,307	313,075
Goodwill	305,889	273,325
Restricted cash	50,000	50,000
Other assets	40,635	36,172
Total assets	$1,125,461	$1,049,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,604	$35,275
Accrued payroll and related costs	62,790	78,011
Other accrued liabilities	46,129	42,284
Obligations under capital lease, current	624	608
Current portion of long-term debt	12,331	6,554
Total current liabilities	157,478	162,732
Other long-term liabilities	81,994	77,081
Deferred tax liabilities, net	15,162	22,349
Obligations under capital lease, less current portion	4,242	4,404
Long-term debt, less current portion	692,027	619,899
Commitments and Contingencies (Note 12)
Stockholders’ equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,546,637 and 37,441,257 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	375	374
Additional paid-in capital	302,624	301,819
Accumulated gain (loss) on derivatives, net of tax expense (benefit) of $575 and ($62) at December 31, 2017 and September 30, 2017, respectively	1,510	(91)
Accumulated deficit	(129,951)	(139,185)
Total stockholders’ equity	174,558	162,917
Total liabilities and stockholders’ equity	$1,125,461	$1,049,382
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Net revenue	$395,418	$359,394
Cost of revenue	316,257	283,976
Operating expenses:
General and administrative	44,534	41,792
Depreciation and amortization	21,797	18,155
Total operating expenses	66,331	59,947
Income from operations	12,830	15,471
Other income (expense):
Other income, net	446	56
Interest expense	(9,009)	(8,485)
Income before income taxes	4,267	7,042
Provision (benefit) for income taxes	(5,127)	2,863
Net income	$9,394	$4,179

Basic and diluted income per common share	$0.25	$0.11

Weighted average number of common shares outstanding, basic	37,472,018	37,231,067
Weighted average number of common shares outstanding, diluted	37,675,792	37,328,638
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Net income	$9,394	$4,179
Other comprehensive income, net of tax:
Gain on derivative instrument classified as cash flow hedge, net of tax expense of $637 and $2,255 for the three months ended December 31, 2017 and 2016, respectively	1,601	3,321
Comprehensive income	$10,995	$7,500
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Income (Loss) on Derivatives	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2017	37,441,257	$374	$301,819	$(91)	$(139,185)	$162,917
Cumulative effect adjustment on adoption of ASU 2016-09			219		(160)	59
Issuance of common stock under employee incentive plans, net of shares surrendered	105,380	1	(1,065)	—	—	(1,064)
Stock-based compensation			1,651	—	—	1,651
Other comprehensive income, net of tax	—	—	—	1,601	—	1,601
Net income	—	—	—	—	9,394	9,394
Balance at December 31, 2017	37,546,637	$375	$302,624	$1,510	$(129,951)	$174,558

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Operating activities:
Net income	$9,394	$4,179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	4,770	4,248
Depreciation and amortization	21,797	18,155
Amortization original issue discount and financing costs	544	457
Stock-based compensation	1,651	2,079
Deferred income taxes	(7,910)	(4,920)
Loss on disposal of assets	94	102
Gain from derivatives	(82)	—
Change in fair value of contingent consideration	—	375
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,100	1,398
Other assets	(14,664)	5,045
Accounts payable	(150)	(4,165)
Accrued payroll and related costs	(15,799)	(11,244)
Other accrued liabilities	2,772	2,078
Other long-term liabilities	4,313	(1,990)
Net cash provided by operating activities	8,830	15,797
Investing activities:
Acquisition of businesses, net of cash acquired	(81,926)	—
Purchases of property and equipment	(11,187)	(11,327)
Change in restricted cash	(898)	(55)
Proceeds from sale of assets	1,733	811
Net cash used in investing activities	(92,278)	(10,571)
Financing activities:
Proceeds from long term-debt, net of original issue discount	74,452	—
Repayments of long-term debt	(1,833)	(1,639)
Proceeds from borrowings under senior revolver	66,200	—
Repayments of borrowings under senior revolver	(61,200)	—
Repayments of capital lease obligations	(146)	(132)
Payments of deferred financing costs	(258)	—
Taxes paid related to net share settlements of equity awards	(1,064)	(413)
Net cash provided by (used in) financing activities	76,151	(2,184)
Net (decrease) increase in cash and cash equivalents	(7,297)	3,042
Cash and cash equivalents at beginning of period	7,297	50,683
Cash and cash equivalents at end of period	$—	$53,725
Supplemental disclosure of cash flow information
Cash paid for interest	$8,201	$7,792
Cash paid for income taxes	$11,019	$1,672
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$883	$493
Fair value of contingent consideration related to acquisitions	$1,080	$—

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2017
(Unaudited)

1. Business Overview
Civitas Solutions, Inc. ("Civitas"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading provider of home- and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of December 31, 2017, the Company operated in 36 states, serving more than 12,300 individuals in residential settings and more than 19,000 individuals in non-residential settings.
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
Civitas is the parent of a consolidated group of subsidiaries that market their services under The MENTOR Network tradename. Prior to October 1, 2015, Civitas was a partially owned subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of the business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. The equity interests of NMH Investment were owned by Vestar and certain executive officers, directors and other members of management. On October 1, 2015, in connection with an underwritten secondary offering, NMH Investment distributed all of the 25,250,000 shares of common stock of Civitas it held to its existing members in accordance with their respective membership interests. NMH Holdings, LLC (“NMHH”) is a wholly owned subsidiary of Civitas and National Mentor Holdings, Inc. (“NMHI”) is a wholly owned subsidiary of NMHH. The financial results of Civitas are primarily composed of the financial results of NMHI and its subsidiaries on a consolidated basis.
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended December 31, 2017 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements
The Company adopted the guidance in Accounting Standards Update ("ASU") No. 2016-09 Compensation - Stock Compensation - Improvements to Employee Share-Based Payments Accounting, on October 1, 2017. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $0.2 million cumulative effect adjustment to increase accumulated deficit as of October 1, 2017.
Additionally, ASU No. 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit). Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award’s vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after October 1, 2017, and the impact of applying the guidance was not material to the consolidated financial statements for the three months ended December 31, 2017. Application of the guidance may result in fluctuations in the Company’s effective tax rate depending on how many options are exercised, how many restricted stock units vest and the volatility of the Company’s stock price.
ASU No. 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award’s vesting period. The Company has elected to apply the changes in cash flow classification on a prospective basis.

3. Recent Accounting Pronouncements
Revenue from Contracts with Customers— In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers Topic 606 (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. ASU 2014-09, as amended, is effective for the Company’s fiscal year beginning October 1, 2018, and, at that time, the Company expects to adopt the new standard under the modified retrospective approach for contracts with customers. Under the modified retrospective approach, the guidance is applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings. In fiscal 2017, the Company established a formal program and cross-functional implementation team to identify, design and implement changes to its accounting systems and policies and internal controls to support recognition and disclosure under the new standard. This process included a review of the requirements under the new standard compared to the current accounting policies for each of the Company’s revenue streams. To date, the Company has not identified any material impact expected upon adoption, however the review is not yet complete. The full assessment of adoption including any potential impact to the results of operations, financial position and financial disclosures as well as the method of adoption will be finalized during fiscal 2018.
Leases— In February 2016, the FASB issued ASU No. 2016-02—Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The standard will be effective for the Company on October 1, 2019. The Company is still evaluating the method of adoption. The adoption of this standard is expected to have a material impact on the Company’s financial position. As of December 31, 2017, the Company had gross operating lease commitments of approximately $371 million. Upon adoption, a substantial portion of these lease commitments will be recorded at their net present value as a right of use asset and a lease obligation.
Stock Compensation— In May 2017, the FASB issued ASU No. 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The new standard will be effective for the Company on October 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Statement of Cash Flows— In November 2016, the FASB issued ASU No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be applied using a retrospective transition method to each period presented and will be effective for the Company on October 1, 2018. As of December 31, 2017 and September 30, 2017, the Company had total restricted cash amounts of $51.2 million and $50.3 million, respectively.

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

4. Long-Term Debt
As of December 31, 2017 and September 30, 2017, the Company’s long-term debt consisted of the following:

(in thousands)	December 31, 2017	September 30, 2017
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$705,643	$632,476
Original issue discount on term loan, net of accumulated amortization	(1,352)	(901)
Deferred financing costs, net of accumulated amortization	(4,933)	(5,122)
Senior secured revolving credit facility	5,000	—
	704,358	626,453
Less current portion	12,331	6,554
Long-term debt	$692,027	$619,899
Senior Secured Credit Facilities
NMHI's senior credit agreement (the “senior credit agreement”), as amended, governs a $730.0 million Tranche B term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $160.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility matures on January 31, 2021, a portion of the commitments under the senior revolver matures on January 31, 2019 and a portion of the commitments under the senior revolver matures on January 31, 2021, as described below. All of the obligations under the senior secured credit facilities are guaranteed by NMHH and the subsidiary guarantors named therein. The senior credit agreement provides that NMHI may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

On October 24, 2017, NMHI entered into Amendment No. 6 to its senior credit agreement which provided for an incremental $75.0 million term loan. The net proceeds of the incremental term loan were used by the Company for the acquisition of Mentis Neuro Rehabilitation, LLC, with any excess proceeds to be used for general corporate purposes.

On November 21, 2017, NMHI entered into Amendment No. 7 to its senior credit agreement which increased the aggregate revolving commitments from $120.0 million to $160.0 million and extended the maturity date for $90.0 million of the revolving commitments (the “Extended Revolving Commitments") to January 31, 2021. The terms of the remaining $70.0 million of the revolving commitments (the "Initial Revolving Commitments"), which mature on January 31, 2019, remain unchanged. All of the other terms of the Extended Revolving Commitments are identical to the Initial Revolving Commitments, except that the applicable margin for the Extended Revolving Commitments will decrease by 0.25% per annum when the Initial Revolving Commitments are terminated or expire.
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of December 31, 2017, NMHI had $5.0 million outstanding under the senior revolver, $47.4 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of standby letters of credit under the senior revolver.
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
Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio stepped down to 5.00 to 1.00 in the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of December 31, 2017 or September 30, 2017 as the Company’s usage of the senior revolver did not exceed the threshold for each quarter.
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

The fair value of the swap agreements, which represents the price that would be received to transfer agreement in an orderly transaction between market participants, was an asset of $2.1 million and a liability of $0.2 million as of December 31, 2017 and September 30, 2017, respectively. The fair value was recorded in Prepaid expenses and other current assets or
Other accrued liabilities on the Company’s consolidated balance sheet, and was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap is recorded as income or expense in the period incurred. During the three months ended December 31, 2017, the ineffective portion of gain resulting from changes in fair value was $0.1 million which was recorded in Other income, net. There was no hedge ineffectiveness recorded during the three months ended December 31, 2016. No amounts were excluded from ineffectiveness testing for the three months ended December 31, 2017 and 2016.

5. Stock-Based Compensation

2014 Plan

Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). As of December 31, 2017, the 2014 Plan authorized the issuance of up to 7,786,478 shares of common stock as stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PRSUs”).

Stock Options

Stock option activity for the three months ended December 31, 2017 is presented below:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2017	877,781	$18.65
Granted	148,133	19.00
Exercised	17,608	17.00
Forfeited	27,484	18.52
Outstanding at December 31, 2017	980,822	$18.73	8.0	$105
Exercisable at December 31, 2017	584,425	$18.60	7.2	$67
Vested or expected to vest as of December 31, 2017	980,822	$18.73	8.0	$105

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the 2014 Plan during the three months ended December 31, 2017 were valued using the following assumptions:

2017
Risk-free interest rate	2.22%
Expected term	6 years
Expected volatility	33.56%
Expected dividend yield	—%

The Company recognizes the fair value of the stock option awards as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. As of December 31, 2017, there was $2.7 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Unit Awards (RSUs)

Restricted stock unit activity for the three months ended December 31, 2017 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2017	677,406	$19.20
Granted	330,374	19.00
Forfeited	31,367	18.78
Vested	159,811	19.99
Non-vested units at December 31, 2017	816,602	$18.98

The fair value of each restricted stock unit was determined based on the Company's closing stock price on the date of grant. The Company recognizes the fair value of the RSUs as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The total fair values of RSUs that vested during the three months ended December 31, 2017 and 2016 was $3.0 million and $1.2 million, respectively. As of December 31, 2017, there was $13.7 million of unrecognized compensation expense related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Performance Based Restricted Stock Units (PRSUs)

During the three months ended December 31, 2017, the Company awarded 48,109 PRSUs. These PRSUs vest based upon the achievement of established performance targets over the three year performance period which ends September 30, 2020. The number of PRSUs that may vest varies between 0%- 200% based on the achievement of such goals. The PRSUs were valued at $19.00 per share based on the closing price of the Company’s common stock on the date of grant.

To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned. As of December 31, 2017, the Company expects to recognize $1.5 million of stock-based compensation expense related to outstanding PRSUs based on the expected attainment levels. This cost is expected to be recognized over a weighted-average period of 2.4 years.

A summary of PRSU activity for the three months ended December 31, 2017 is as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2017	84,505	$19.85
Granted	48,109	19.00
Forfeited	—	—
Vested	—	—
Non-vested units at December 31, 2017	132,614	$19.54
Units expected to vest as of December 31, 2017	93,733	$19.41

The Company recorded stock-based compensation expense for stock options, RSUs and PRSUs under the 2014 Plan of $1.7 million and $2.1 million during the three months ended December 31, 2017 and December 31, 2016, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of income.

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
Fiscal 2018 Acquisitions
During the three months ended December 31, 2017, the Company acquired the assets or equity interests of six companies for total consideration of $83.0 million, net of $0.8 million of cash acquired and including $1.1 million of contingent consideration.
Mentis Neuro Rehabilitation, LLC. (“Mentis”). On October 25, 2017, the Company acquired all of the outstanding membership interests of Mentis for $75.0 million, net of $0.8 million of cash acquired. Mentis is located in Texas and Ohio and provides specialty rehabilitation services to individuals recovering from acquired brain injuries. The Company acquired $38.4 million of identifiable intangible assets which included approximately $32.7 million of agency contracts with a weighted average useful life of 12 years, $4.1 million of licenses and permits with a weighted average useful life of 10 years, and $1.1 million in tradenames with a weighted average useful life of 5 years. The Company also acquired $5.7 million of other assets, net of liabilities, consisting primarily of accounts receivable and fixed assets. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of the acquisition, the Company recorded $30.9 million of goodwill in the SRS segment, which is not expected to be deductible for tax purposes.
Unique Options, LLC (“Unique”). On December 4, 2017, the Company acquired the assets of Unique for $5.9 million. Unique is located in Michigan and provides vocational rehabilitation, training and similar services to individuals with acquired brain injuries and similar conditions. The Company acquired $4.3 million of identifiable intangible assets which included $4.0 million of agency contracts with a weighted average useful life of 11 years. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of this acquisition, the Company recorded $1.7 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
Other Acquisitions. During the three months ended December 31, 2017, the Company acquired the assets of Powell Life Skills Inc. (“Powell”), Jac-Lin Manor, Inc. (“Jac-Lin”), Dungarvin Wisconsin, LLC (“Dungarvin”), and Resources for Human Development, Inc. (“RHD”). Total cash consideration for these companies was $2.1 million and total contingent consideration was $1.1 million.

(in thousands)	Identifiable Intangible Assets	Other Assets, Net	Total Identifiable Assets	Goodwill	Purchase Consideration
Mentis	$38,400	$5,670	$44,070	$30,899	$74,969
Unique	4,265	22	4,287	1,660	5,947
Other acquisitions	1,995	95	2,090	—	2,090
Total	$44,660	$5,787	$50,447	$32,559	$83,006

The Company has not disclosed revenue or income from operations from these acquisitions for the three months ended December 31, 2017 because they are immaterial.

Fiscal 2017 Pro Forma Results of Operations

The following table reflects the unaudited pro forma results of operations for the three months ended December 31, 2017 and 2016 assuming that the acquisitions made during the three months ended December 31, 2017  had occurred on October 1, 2016.

(in thousands)	Three Months Ended December 31,
	2017	2016
Net revenue	$399,185	$372,721
Net income	9,649	4,998

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred as of October 1, 2016, or the results that may be achieved in future periods.
7. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the three months ended December 31, 2017 are as follows (in thousands):

	I/DD	SRS	ARY	Corporate and Other	Total
Balance as of September 30, 2017	$159,316	$85,525	$28,484	$—	$273,325
Goodwill acquired through acquisitions	—	32,559	—	—	32,559
Acquisition adjustments	5	—	—	—	5
Balance as of December 31, 2017	$159,321	$118,084	$28,484	$—	$305,889

Intangible Assets
Intangible assets consist of the following as of December 31, 2017 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$578,880	$299,983	$278,897
Non-compete/non-solicit agreements	1 year	7,728	5,455	2,273
Trade names	1 year	8,382	5,265	3,117
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	4 years	62,543	42,923	19,620
		$699,933	$353,626	$346,307
Intangible assets consist of the following as of September 30, 2017 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$540,826	$290,687	$250,139
Non-compete/non-solicit agreements	1 year	7,196	5,228	1,968
Trade names	2 years	7,138	4,779	2,359
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	58,443	42,234	16,209
		$656,003	$342,928	$313,075
Amortization expense was $11.4 million and $9.0 million for the three months ended December 31, 2017 and 2016, respectively.
The estimated remaining amortization expense related to intangible assets with finite lives for the nine months remaining in fiscal 2018 and each of the four succeeding years and thereafter is as follows:

Year Ended September 30,	(in thousands)
2018	$33,744
2019	43,520
2020	42,424
2021	38,958
2022	37,175
Thereafter	108,086
Total	$303,907
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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap agreements	$2,085	$—	$2,085	$—
Liabilities
Contingent consideration	$1,080	$—	$—	$1,080
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$153	$—	$153	$—

Interest rate-swap agreements. The Company’s interest rate-swap agreements are classified within Level 2 of the fair value hierarchy. The fair value of the swap agreements was recorded in current assets (under Prepaid expenses and other current assets) or current liabilities (under Other accrued liabilities) in the Company’s consolidated balance sheets. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities (acquisition related contingent consideration) measured on a recurring basis for the three months ended December 31, 2017.

(in thousands)	Three Months Ended December 31, 2017
Balance at September 30, 2017	$—
Acquisition date fair value of contingent consideration obligations recorded	1,080
Balance at December 31, 2017	$1,080
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities (acquisition related contingent consideration) measured on a recurring basis for the three months ended December 31, 2016.

(in thousands)	Three Months Ended December 31, 2016
Balance at September 30, 2016	$5,915
Fair value adjustment	375
Balance at December 31, 2016	$6,290

As of December 31, 2017, the Company had $1.1 million of contingent consideration liabilities, which was reflected in Other accrued liabilities. As of September 30, 2017, the Company had no contingent consideration liability.

At December 31, 2017 and September 30, 2017, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
9. Income Taxes
The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period. The rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. For the three months ended December 31, 2017, the Company’s effective income tax rate was (120.2)%, as compared to an effective tax rate of 40.7% for the three months ended December 31, 2016. The effective tax rate for the three months ended December 31. 2017 is primarily due to the revaluing of the deferred tax liabilities due to a lower corporate tax rate.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act significantly revises corporate income tax law by, among other things, lowering the corporate income tax rates from 35% to 21%. Under GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. These amounts may require further adjustments as a result of additional future guidance from the U.S. Department of the Treasury, changes in our assumptions, and the availability of further information and interpretations. For the items for which we were able to determine a reasonable estimate, we recognized a provisional tax benefit of $6.5 million which is included as a component of income tax expense for the three months ended December 31, 2017.

We remeasured certain deferred tax assets and liabilities based on an estimate of the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Additionally, our estimates for when timing differences will reverse could differ from actual results at year end, impacting our provisional tax benefit.

In addition, the purchase accounting for the Mentis acquisition (see footnote 6) is provisional and subject to further refinement as further analysis is necessary to finalize the tax basis of assets acquired and liabilities assumed.
The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2014. The Company did not have a reserve for uncertain income tax positions at December 31, 2017 and September 30, 2017. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.
10. Segment Information

The Company conducts its business through three reportable business segments: the Intellectual and Developmental Disabilities (“I/DD”) segment, the Post-Acute Specialty Rehabilitation Services (“SRS”) segment, and the At-Risk Youth (“ARY”) segment.

The Company evaluates performance based on EBITDA. EBITDA for each segment is defined as income (loss) from continuing operations for the segment before income taxes, before depreciation and amortization, and interest income (expense).

Activities classified as “Corporate and Other” in the table below relate to the results of the ADH operating segment and unallocated home office expenses and stock-compensation expense. Total assets included in the Corporate and Other segment include assets associated with our ADH operating segment and assets maintained by our corporate entity including cash, restricted cash, and other current and non-current assets.

The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended December 31,	I/DD	SRS	ARY	Corporate and Other	Consolidated
2017
Net revenue	$255,891	$85,989	$35,875	$17,663	$395,418
EBITDA	32,976	13,624	4,812	(16,422)	34,990
Total assets	496,010	339,647	77,121	212,683	1,125,461
Depreciation and amortization	10,125	6,753	1,414	3,505	21,797
Purchases of property and equipment	7,032	2,141	299	1,715	11,187
2016
Net revenue	$238,248	$74,300	$35,757	$11,089	$359,394
EBITDA	33,342	12,566	5,333	(17,563)	33,678
Depreciation and amortization	9,146	5,747	1,421	1,841	18,155
Purchases of property and equipment	5,813	2,481	359	2,674	11,327

A reconciliation of EBITDA to income from continuing operations before income taxes on a consolidated basis is as follows (in thousands):

	For the three months ended December 31,
	2017	2016
EBITDA	$34,990	$33,678
Less:
Depreciation and amortization	21,797	18,155
Interest expense, net	8,926	8,481
Income before income taxes	$4,267	$7,042
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state operation, which is included in the I/DD segment, accounted for approximately 16% and 15% of the Company’s net revenue for the three months ended December 31, 2017 and 2016, respectively. California, the Company’s second largest state operation, accounted for approximately 10% of net revenue for the three months ended December 31, 2017 and 2016. No other states accounted for 10% or more of our net revenue during the three months ended December 31, 2017 and 2016.

11. Net Income Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended December 31,
(in thousands, except share and per share amounts)	2017	2016
Numerator
Net income	$9,394	$4,179
Denominator
Weighted average shares outstanding, basic	37,472,018	37,231,067
Weighted average common equivalent shares	203,774	97,571
Weighted average shares outstanding, diluted	37,675,792	37,328,638
Net income per share, basic and diluted	$0.25	$0.11
Equity instruments excluded from diluted net income per share calculation as the effect would have been anti-dilutive:
Stock options	519,872	771,316
Performance and Restricted stock units	97,916	4,237

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

The Company is also subject to potential lawsuits under the False Claims Act and other federal and state whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards that may incentivize private plaintiffs to bring these suits. If the Company is found to have violated the False Claims Act, it could be excluded from participation in Medicaid and other federal healthcare programs which would have a material adverse effect on the business. The Patient Protection and Affordable Care Act provides a mandate for more vigorous and widespread enforcement activity to combat fraud and abuse in the health care industry.

The Company is also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws, and claims for discrimination, wrongful discharge or retaliation. The Company currently has three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-action. One additional wage and hour complaint was settled and approved by the court on January 31, 2018. The Company’s policy is to accrue for all probable and estimable claims using information available at the time the financial statements are issued. Actual claims could settle in the future at materially different amounts due to the nature of litigation.

13. Subsequent Events

On February 7, 2018, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $25.0 million of the Company’s outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans).  The stock repurchase program will expire on August 12, 2018. The Company intends to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as well as our reports on Form 8-K and other publicly available information. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this report.
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental,physical or behavioral disabilities and other special needs. These populations are large, growing and increasingly being served in home- and community-based settings. Our clinicians and direct support professionals develop customized service plans, delivered in non-institutional settings, designed to address a broad range of often life-long conditions and to enable those we serve to thrive in less restrictive settings. We believe we offer a powerful value proposition to government and non-public payors, referral sources and individuals and families by providing innovative, high-quality and cost-effective services that enable greater independence, skill building and community involvement.

Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 37-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of December 31, 2017, we operated in 36 states, serving more than 12,300 individuals in residential settings and more than 19,000 individuals in non-residential settings. We have a diverse group of hundreds of public payors that fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors for our services to individuals with acquired brain injuries or other catastrophic injuries and illnesses.
We have four service lines, I/DD, Post-Acute Specialty Rehabilitation Services (“SRS”), ARY and ADH. Each service line represents a reportable segment except ADH which is included within Corporate and Other.
Our I/DD service line is the largest portion of our business. Through the I/DD service line, we provide home- and community-based human services to adults and children with intellectual and developmental disabilities. Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care.
Through the SRS service line, which is our second largest service line, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include, neurorehabilitation, neurobehavioral rehabilitation, specialized nursing, physical, occupational and speech therapies, supported living, outpatient treatment and pre-vocational services.
Through the ARY service line we provide home- and community-based human services to youth with emotional, behavioral and/or medically complex challenges. Our ARY programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs.
Our newest service line, ADH, delivers elder services including case management, nursing oversight, medication management, nutrition, daily living assistance, transportation, and therapeutic services. The results of our ADH service line are included within Corporate and Other.

Factors Affecting our Operating Results

Demand for Home and Community-Based Health and Human Services
Our growth in revenue has historically come from increases in the number of individuals served, as well as increases in the rates we receive for our services. This growth has depended largely upon acquisitions, development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, and our new start program. We also attribute the long-term growth in our base of individuals served to certain trends that are increasing demand in our industry, including demographic, health-care and political developments.

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
Political and economic trends can also affect our operations. Reductions or changes in Medicaid funding or changes in budgetary priorities by the federal, state and local governments that pay for our services could have a material adverse effect on our revenue and profitability. Recent efforts at the federal level to reduce the federal budget deficit, repeal and/or replace the Patient Protection and Affordable Care Act and/or restructure the Medicaid program pose risk for significant reductions in federal Medicaid matching funds to state governments. In addition, budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. In the past, certain states in which we operate, including Minnesota, California, Florida and West Virginia implemented rate reductions, rate freezes and service reductions, in response to state budgetary deficits. For fiscal 2018, we expect the rate environment to remain stable to positive in most of our markets.  However, we are experiencing reductions for some of our services in a small number of states, particularly in Iowa, Pennsylvania and Wisconsin.
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
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with a number of organic growth opportunities, particularly within the I/DD and SRS segments, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprise the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprise the new start operating income for such period. During the three months ended December 31, 2017 and 2016, new starts generated operating losses of $1.2 million and $2.1 million, respectively, and operating income of $1.1 million and $1.6 million, respectively.
Acquisitions
From the beginning of fiscal 2013 through December 31, 2017, we have completed 53 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. Acquisitions could have a material impact on our consolidated financial statements.
During the three months ended December 31, 2017, we acquired the assets or equity interests of six companies for total consideration of $83.0 million, net of $0.8 million of cash acquired and including $1.1 million of contingent consideration. During the three months ended December 31, 2016, we did not complete any acquisitions.
Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.
Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three months ended December 31, 2017, we derived 88% of our net revenue from contracts with state, local and other government payors, and 12% of our net revenue from non-public payors. During the three months ended December 31, 2016, we derived 89% of our net revenue from contracts with state, local and other government payors, and 11% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended December 31,
	2017	2016
I/DD Services
Gross Revenues	$259,246	$241,197
Average Residential Census	8,768	8,158
Average Daily Rate	$247.31	$244.54
Non-Residential Billable Units	3,135,751	3,120,076
Average Non-Residential Billable Unit Rate	$19.05	$18.48
Gross Revenue Growth %	7.5%
Gross Revenue growth due to:
Volume Growth	5.8%
Average Rate Growth	1.7%
Specialty Rehabilitation Services
Gross Revenues	$87,638	$75,930
Average Residential Census	1,414	1,288
Average Daily Rate	$643.30	$615.41
Non-residential Billable Units	50,721	39,709
Average Non-Residential Billable Unit Rate	$78.20	$76.07
Gross Revenue Growth %	15.4%
Gross Revenue growth due to:
Volume Growth	10.5%
Average Rate Growth	4.9%
At-Risk Youth Services
Gross Revenues (1)	$36,267	$35,965
Average Residential Census	2,119	2,133
Average Daily Rate	$128.44	$128.07
Non-residential Billable Units	135,387	132,865
Average Non-Residential Billable Unit Rate	$82.96	$81.50
Gross Revenue Growth %	0.8%
Gross Revenue growth due to:
Volume Growth	0.1%
Average Rate Growth	0.7%
Adult Day Health Services
Gross Revenues	$17,870	$11,349
Non-residential Billable Units	991,081	664,954
Average Non-Residential Billable Unit Rate	$18.03	$17.07
Gross Revenue Growth %	57.5%
Gross Revenue growth due to:
Volume Growth	49.1%
Average Rate Growth	8.4%
Consolidated Results
Gross Revenues	$401,021	$364,441
Gross Revenue Growth %	10.0%
Gross Revenue growth due to:
Volume Growth	7.6%
Average Rate Growth	2.4%

Expenses
Expenses directly related to providing services are classified as cost of revenue. These expenses consist of direct labor costs which principally include salaries and benefits for service provider employees and per diem payments to our Mentors; direct program costs such as food, medicine and professional and general liability and employment practices liability expenses; residential occupancy expenses which are primarily composed of rent and utilities related to facilities providing direct care; and other direct costs which include travel and transportation costs and other ancillary direct costs associated with the provision of services to individuals including workers’ compensation expense.
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
Occupancy costs represent a significant portion of our operating costs. As of December 31, 2017, we owned 354 facilities and four offices, and we leased 1,883 facilities and 209 offices. We expect occupancy costs to increase during fiscal 2018 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Our business insurance programs include professional and general liability insurance, for which we are self-insured for $3.0 million per claim and $28.0 million in the aggregate, among others. We incurred professional and general liability expenses of $3.3 million during the three months ended December 31, 2017 and $3.0 million during the three months ended December 31, 2016. These expenses are incurred in connection with our claims reserves and insurance premiums.
For our employment practices liability, we are fully self insured. We currently have three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions. One additional wage and hour class action has been settled and preliminarily approved by the court. These actions have increased our expenses as we are self-insured for employment-practices liability related claims. For the three months ended December 31, 2017 and 2016, we incurred employment practices liability expenses of $0.9 million and $0.3 million, respectively.
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

We continue to review our operations in an effort to improve efficiencies, reduce overtime expenses, and implement cost saving measures throughout the Company. This expense reduction project includes a multi-pronged review of total company-wide expenses, inclusive of labor management and organizational structure. In connection with this project to optimize our business operations we have incurred $0.7 million and $1.4 million, respectively, in consulting, severance and contract termination costs in the three months ended December 31, 2017 and 2016. The cost savings associated with this project was approximately $5.0 million in fiscal year 2017 and by the end of fiscal year 2018 we anticipate additional annual cost savings of approximately $3.0 million.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended December 31,
	2017	2016
Gross revenue	100.0%	100.0%
Sales adjustments	(1.4)%	(1.4)%
Net revenue	98.6%	98.6%
Cost of revenue	78.9%	77.9%
Operating expenses:
General and administrative	11.1%	11.5%
Depreciation and amortization	5.4%	5.0%
Total operating expense	16.5%	16.5%
Income from operations	3.2%	4.2%
Other income (expense):
Other income (expense), net	0.1%	—%
Interest expense	(2.2)%	(2.3)%
Income before income taxes	1.1%	1.9%
Provision for income taxes	(1.3)%	0.8%
Net income	2.4%	1.1%
Three Months Ended December 31, 2017 and 2016
Consolidated Overview

	Three Months Ended December 31,		Increase
(in thousands)	2017	2016	(Decrease)
Gross Revenue	$401,021	$364,441	$36,580
Sales Adjustments	(5,603)	(5,047)	(556)
Net Revenue	$395,418	$359,394	$36,024
Income from Operations	12,830	15,471	(2,641)
Operating Margin (as a % of gross revenue)	3.2%	4.2%

Consolidated gross revenue for the three months ended December 31, 2017 increased by $36.6 million, or 10.0%, compared to the three months ended December 31, 2016. Gross revenue increased by $9.7 million from organic growth and $26.9 million from acquisitions that closed during and after the first quarter of fiscal 2017. Sales adjustments as a percentage of gross revenue remained relatively consistent as a percentage of gross revenue during the three months ended December 31, 2017 and December 31, 2016.

Consolidated income from operations was $12.8 million, or 3.2% of gross revenue, for the three months ended December 31, 2017 compared to $15.5 million, or 4.2% of gross revenue, for the three months ended December 31, 2016. The decrease in our operating margin as compared to the three months ended December 31, 2016 was primarily due to an increase in cost of revenue due to increases in direct occupancy costs and direct labor costs. The increase in direct occupancy costs was driven by higher open occupancy rates within our I/DD segment as well as increases in rent expense. The increase in direct labor costs was primarily due to an increase in wages, higher staff to individuals served ratios in certain programs, and an increase in overtime. These increases during the quarter were partially offset by a decrease in general and administrative expense resulting from our continued focus on optimizing our cost structure.

I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	$259,246	100.0%	$241,197	100.0%	$18,049
Sales adjustments	(3,355)	(1.3)%	(2,949)	(1.2)%	(406)	(0.1)%
I/DD net revenue	255,891	98.7%	238,248	98.8%	17,643	(0.1)%

Cost of revenue:
Direct labor costs	167,859	64.7%	154,810	64.2%	13,049	0.5%
Direct program costs	11,153	4.3%	9,976	4.1%	1,177	0.2%
Direct occupancy costs	18,707	7.2%	16,366	6.8%	2,341	0.4%
Other direct costs	12,094	4.7%	11,120	4.6%	974	0.1%
Total cost of revenue	209,813	80.9%	192,272	79.7%	17,541	1.2%

General and administrative	13,102	5.1%	12,634	5.2%	468	(0.1)%
I/DD EBITDA	32,976	12.7%	33,342	13.9%	(366)	(1.2)%

Depreciation and amortization	10,124	3.9%	9,146	3.8%	978	0.1%
Income from Operations	$22,852	8.8%	$24,196	10.1%	$(1,344)	(1.3)%
I/DD gross revenue
I/DD gross revenue for the three months ended December 31, 2017 increased by $18.0 million, or 7.5% , compared to the three months ended December 31, 2016. The increase in I/DD gross revenue included $5.7 million from organic growth and $12.3 million from acquisitions that closed during and after the three months ended December 31, 2016. The organic growth was the result of a 1.9% increase in average billing rates and a 0.5% increase in volume compared to the three months ended December 31, 2016.
I/DD EBITDA

I/DD EBITDA decreased from $33.3 million during the three months ended December 31, 2016 to $33.0 million during the three months ended December 31, 2017. I/DD EBITDA as a percentage of gross revenue decreased from 13.9% during the three months ended December 31, 2016 to 12.7% during the three months ended December 31, 2017. The decrease in our I/DD EBITDA margin was mainly due to an increase in cost of revenues as a percentage of gross revenue compared to the first quarter of the prior year.
I/DD cost of revenues for the three months ended December 31, 2017 increased, as a percentage of gross revenue, by 1.2%, compared to the three months ended December 31, 2016. This was primarily due to an increase in direct labor costs as a percentage of gross revenue of 0.5% and an increase in direct occupancy costs as a percentage of gross revenue of 0.4%. The increase in direct labor costs was primarily due to an increase in wages, higher staff to individuals served ratios in certain programs, and an increase in overtime compared to the three months ended December 31, 2016. The increase in direct occupancy costs was mainly due to higher levels of open occupancy compared to the same period of the prior year.
I/DD general and administrative expenses for the three months ended December 31, 2017 remained relatively consistent as a percentage of gross revenue, decreasing 0.1% compared to the three months ended December 31, 2016.
I/DD Depreciation and amortization expense

Depreciation and amortization expense for the three months ended December 31, 2017 remained relatively consistent as a percentage of gross revenue, increasing 0.1% compared to the three months ended December 31, 2016.
SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	$87,638	100.0%	$75,930	100.0%	$11,708
Sales adjustments	(1,649)	(1.9)%	(1,630)	(2.1)%	(19)	0.2%
SRS net revenue	85,989	98.1%	74,300	97.9%	11,689	0.2%

Cost of revenue:
Direct labor costs	45,863	52.3%	38,974	51.3%	6,889	1.0%
Direct program costs	5,824	6.6%	5,531	7.3%	293	(0.7)%
Direct occupancy costs	10,144	11.6%	8,320	11.0%	1,824	0.6%
Other direct costs	2,424	2.8%	2,280	3.0%	144	(0.2)%
Total cost of revenue	64,255	73.3%	55,105	72.6%	9,150	0.7%

General and administrative	8,110	9.3%	6,629	8.7%	1,481	0.6%
SRS EBITDA	13,624	15.5%	12,566	16.6%	1,058	(1.1)%

Depreciation and amortization	6,753	7.7%	5,747	7.6%	1,006	0.1%
Income from Operations	$6,871	7.8%	$6,819	9.0%	$52	(1.2)%
SRS gross revenue
SRS gross revenue for the three months ended December 31, 2017 increased by $11.7 million, or 15.4%, compared to the three months ended December 31, 2016. The increase in SRS gross revenue included $2.7 million from organic growth and $9.0 million from acquisitions that closed during and after the three months ended December 31, 2016. The organic growth was driven by an increase in volume of 2.7% and in the average billing rate of 0.8%. The increase in volume was primarily due to the maturation of new programs started in recent years that resulted in higher occupancy rates compared to the first quarter of the prior year.
SRS EBITDA

SRS EBITDA increased from $12.6 million during the three months ended December 31, 2016 to $13.6 million during the three months ended December 31, 2017. SRS EBITDA as a percentage of gross revenue decreased from 16.6% during the three months ended December 31, 2016 to 15.5% during the three months ended December 31, 2017. The decrease in our SRS EBITDA margin was primarily due to increases in costs of revenue and general and administrative expenses as a percentage of gross revenue compared to the first quarter of the prior year.
Cost of revenue for the three months ended December 31, 2017 increased as a percentage of gross revenue by 0.7% compared to the three months ended December 31, 2016. The increase was primarily due to an increase in direct labor costs as a percentage of gross revenue of 1.0% and an increase in direct occupancy costs as a percentage of gross revenue of 0.6%. The increase in direct labor costs was primarily due to an increase wages as well as higher therapist costs as a percentage of revenue. The increase in direct occupancy costs was primarily due to higher rent expense. The increase was partially offset by a decrease in direct program costs as a percentage of gross revenue of 0.7% due to lower food and medical costs as compared to the first quarter of the prior year. The decrease in food and medical costs is attributable to improvements in our procurement processes that have resulted in more favorable pricing with certain vendors.

General and administrative expenses increased as a percentage of gross revenue by 0.6% during the three months ended December 31, 2017. The increase in general and administrative expenses was primarily due to the Mentis acquisition that has higher general and administrative expenses as a percentage of gross revenue as we integrate the business.
SRS Depreciation and amortization expense
Depreciation and amortization expense for the three months ended December 31, 2017 remained relatively consistent as a percentage of gross revenue, increasing 0.1% compared to the three months ended December 31, 2016.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	$36,267	100.0%	$35,965	100.0%	$302
Sales adjustments	(392)	(1.1)%	(208)	(0.6)%	(184)	(0.5)%
ARY net revenue	35,875	98.9%	35,757	99.4%	118	(0.5)%

Cost of revenue	28,090	77.5%	27,262	75.8%	828	1.7%
General and administrative	2,973	8.2%	3,162	8.8%	(189)	(0.6)%
ARY EBITDA	4,812	13.2%	5,333	14.8%	(521)	(1.6)%

Depreciation and amortization	1,414	3.9%	1,421	4.0%	(7)	(0.1)%
Income from Operations	$3,398	9.3%	$3,912	10.8%	$(514)	(1.5)%
ARY gross revenue
ARY gross revenue for the three months ended December 31, 2017 increased by $0.3 million, or 0.8% , compared to the three months ended December 31, 2016. The $0.3 million increase in ARY gross revenue was due to a 0.1% increase in volume and a 0.7% increase in average billing rate.
ARY EBITDA

ARY EBITDA decreased from $5.3 million during the three months ended December 31, 2016 to $4.8 million during the three months ended December 31, 2017. ARY EBITDA as a percentage of gross revenue decreased from 14.8% during the three months ended December 31, 2016 to 13.2% during the three months ended December 31, 2017. The decrease in our ARY EBITDA margin was the result of an increase in direct labor costs primarily due to an increase in mentor costs as a percentage of revenue compared to the three months ended December 31, 2016. The decrease was partially offset by lower general and administrative expense compared to the same period of the prior year.
ARY Depreciation and amortization expense
Depreciation and amortization expense for the three months ended December 31, 2017 remained relatively consistent as a percentage of gross revenue, decreasing by 0.1% compared to the three months ended December 31, 2016.

Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Three Months Ended December 31,
	2017	2016
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$17,870	$11,349	$6,521
Sales adjustments	(207)	(260)	53
Corporate and Other net revenue	17,663	11,089	6,574

Cost of revenue	14,100	9,337	4,763
General and administrative	20,348	19,367	981
Depreciation and amortization	3,505	1,841	1,664
Loss from Operations	$(20,290)	$(19,456)	$(834)
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our ADH business. ADH gross revenue for the three months ended December 31, 2017 increased by $6.5 million, or 57.5%, compared to the three months ended December 31, 2016. The increase in gross revenue included $5.5 million from acquisitions that closed after the three months ended December 31, 2016 and $1.0 million from organic growth.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other costs of revenue for the three months ended December 31, 2017 increased by $4.8 million, as compared to the three months ended December 31, 2016. As a percentage of gross revenue, Corporate and Other costs of revenue decreased by 3.4% compared to the first quarter of the prior year. This decrease was primarily due to the maturation of two new programs that opened during the prior year.
Corporate and Other operating expense
General and administrative expenses for the three months ended December 31, 2017 increased by $1.0 million as compared to three months ended December 31, 2016, resulting primarily from an increase in acquisition-related transaction costs.
Depreciation and amortization expense for the three months ended December 31, 2017 increased by $1.7 million, compared to the three months ended December 31, 2016. This was primarily higher amortization expense resulting from intangible assets acquired in acquisitions that closed after the first quarter of the prior year.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income and mark to market adjustments of the cash surrender value of Company owned life insurance policies, was $0.4 million and $0.1 million of income for the three months ended December 31, 2017 and December 31, 2016, respectively.

Consolidated Provision (benefit) for income taxes
For the three months ended December 31, 2017, our effective income tax rate was (120.2)% compared to an effective tax rate of 40.7% for the three months ended December 31, 2016. The effective tax rate for the three months ended December 31. 2017 is primarily due to revaluing of the Company’s deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. The Act significantly revises corporate income tax law by, among other things, lowering the corporate income tax rates from 35% to 21%. The revaluation based on the lower corporate income tax rate resulted in a decrease to the deferred tax liabilities and a corresponding income tax benefit of $6.5 million, all of which was recognized during the three months ended December 31, 2017.
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
Operating activities
Net cash provided by operating activities was $8.8 million for the three months ended December 31, 2017 and $15.8 million for the three months ended December 31, 2016. The decrease in net cash provided by operating activities during the three months ended December 31, 2017 was primarily due to an increase in federal income tax payments compared to the three months ended December 31, 2016.
Investing activities
Net cash used in investing activities was $92.3 million and $10.6 million for the three months ended December 31, 2017 and 2016, respectively. Cash paid for property and equipment for the three months ended December 31, 2017 was $11.2 million, or 2.8% of net revenue, compared to $11.3 million, or 3.2% of net revenue, for the three months ended December 31, 2016. During the three months ended December 31, 2017, we paid $81.9 million for six acquisitions. During the three months ended December 31, 2016 we did not complete any acquisitions.
Financing activities
Net cash provided by financing activities was $76.2 million for the three months ended December 31, 2017 as compared to net cash used in financing activities of $2.2 million for the three months ended December 31, 2016. The net cash provided by financing activities during the three months ended December 31, 2017 was primarily attributable to the proceeds of the incremental term loan of $75.0 million. The net cash used in financing activities during the three months ended December 31, 2016 was primarily related to principal payments on long-term debt.

During the three months ended December 31, 2017, we borrowed an aggregate of $66.2 million under our senior revolver and repaid $61.2 million. There were no borrowings or repayments under our senior revolver during the three months ended December 31, 2016.
At December 31, 2017, we had $5.0 million of outstanding borrowings and $152.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of December 31, 2017, $47.4 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.
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
Debt and Financing Arrangements
Senior Secured Credit Facilities

NMHI and NMHH, wholly-owned subsidiaries of Civitas, have a senior credit facility that includes a term loan facility with a stated principal amount of $730.0 million and a revolving credit facility of $160.0 million. In connection with the facility, NMHI has deposited $50.0 million in a restricted cash account as collateral to support the issuance of letters of credit. As of December 31, 2017, we had $152.1 million available for borrowing under the revolving credit facility due to $5.0 million of outstanding loans and $2.9 million that was utilized to support letters of credit.

On October 24, 2017, NMHI entered into Amendment No. 6 to its senior credit agreement which provided for an incremental $75.0 million term loan. The net proceeds of the incremental term loan were used by NMHI to pay the purchase price for the acquisition of Mentis and to pay related fees and expenses, with any excess proceeds to be used for general corporate purposes.

On November 21, 2017, NMHI entered into Amendment No. 7 to its senior credit agreement which increased the aggregate revolving commitments from $120.0 million to $160.0 million and extended the maturity date for $90.0 million of the revolving commitments (the “Extended Revolving Commitments") to January 31, 2021. The terms of the remaining $70.0 million of the revolving commitments (the "Initial Revolving Commitments"), which mature on January 31, 2019, remain unchanged. All of the other terms of the Extended Revolving Commitments are identical to the Initial Revolving Commitments, except that the applicable margin for the Extended Revolving Commitments will decrease by 0.25% per annum when the Initial Revolving Commitments are terminated or expire.
Borrowings under the term loan facility bear interest, at our option, at: (i) an alternate base rate (“ABR”) equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points (provided that the ABR applicable to the term loan facility will not be less than 2.00% per annum), plus 2.00%; or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 0.75% per annum), plus 3.00%. Borrowings under the revolving and swingline loans bear interest at our option at (i) an ABR equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points (provided that the ABR applicable to the term loan facility will not be less than 2.00% per annum), plus 2.25%; or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 0.75% per annum), plus 3.25%. NMHI is also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. NMHI must also pay customary letter of credit fees.

As of December 31, 2017, the Company had $705.6 million in term loans outstanding with an average borrowing rate of 4.69%. In addition, the Company has entered into two interest rate swaps on $375.0 million of the term loan principal to effectively fix the interest rate on this portion of the borrowings to 4.80%.
Covenants
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of December 31, 2017 and September 30, 2017. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI's usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio stepped down to 5.00 to 1.00 during the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of December 31, 2017 or September 30, 2017 as our usage of the senior revolver did not exceed the threshold for those quarters.

Inflation
We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet transactions or interests.
Critical Accounting Policies
The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Except as otherwise disclosed in the financial statements and accompanying notes included in this report, there were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended September 30, 2017, in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.
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
Subsequent Events

On February 7, 2018, the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $25.0 million of the Company’s outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans). The stock repurchase program will expire on August 12, 2018. The Company intends to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act.

Forward-Looking Statements
Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to our markets, demand for our services, the political climate and budgetary and rate environment, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, our margins, our liquidity, our labor costs, costs of ongoing litigation and effects of the Tax Act. Terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or similar expressions are intended to identify these forward looking statements. These statements are only predictions. Actual events or results may differ materially.
The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is not possible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in our Annual Report on Form 10-K for the year ended September 30, 2017, as well as the following:

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

•	an increase in workers’ compensation related liability;

•	the Patient Protection and Affordable Care Act materially reduced the flexibility we had in managing our healthcare cost and may make it harder for us to compete as an employer;

•	our history of losses;

•	changes in economic conditions;

•	our ability to comply with complicated billing and collection rules and regulations;

•	our ability to maintain effective internal controls;

•	our substantial amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•	failure to comply with reimbursement procedures and collect accounts receivable;

•	our ability to establish and maintain relationships with government agencies and advocacy groups;

•	our ability to maintain our status as a licensed service provider in certain jurisdictions;

•	our susceptibility to any reduction in budget appropriations for our services in Minnesota or any other adverse developments in that state;

•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts or acquire new licenses;

•	our ability to realize and anticipate benefits of future acquisitions and our ability to successfully integrate acquired businesses;

•	failure of our information systems or failure to upgrade our information systems when required;

•	government regulations, changes in government regulations and our ability to comply with such regulations;

•	write-offs of goodwill or other intangible assets;

•	increased competition in our industry;

•	decrease in popularity of home- and community-based human services among our targeted populations of individuals and/or state and local governments;

•	our ability to operate our business due to constraints imposed by covenants in our senior credit agreement;

•	our inability to successfully expand into adjacent markets;

•	our ability to manage and integrate key administrative functions;

•	natural disasters or public health catastrophes;

•	our classification as a “controlled company”;

•	our stock price may be volatile and/or decline;

•	our equity sponsor has the ability to control significant corporate activities;

•	future sales of common stock may depress our stock price; and

•	as a holding company we rely on dividends, disbursements and other transfers of funds from our subsidiaries to meet our financial obligations.
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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. As of May 25, 2017 pursuant to an amendment to the senior credit agreement, the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points; plus 2.00%; or (ii) the Eurodollar rate for a one, two, three or six month period at our option (subject to a LIBOR floor of 0.75%); plus 3.00%. A 1% increase in the interest rate on our floating rate debt as of December 31, 2017 would have increased cash interest expense on the floating rate debt by approximately $7.2 million per annum, without giving effect to the interest rate swap agreements discussed below.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Finally, we are also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws and claims for discrimination, wrongful discharge or retaliation. The Company currently has three pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as a class-action. One additional wage and hour class action was settled and approved by the court on January 31, 2018.
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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2017.

For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended September 30, 2017.

Item 2.	Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during the three months ended December 31, 2017.

Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended December 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Average Price Paid per Share
10/01/2017 - 10/31/2017	—	$—
11/01/2017 - 11/30/2017	16,690	$18.55
12/01/2017 - 12/31/2017	55,349	$19.06
(1) Our employees surrendered an aggregate of 72,039 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units and exercise of non-qualified stock options during the three months ended December 31, 2017.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

February 8, 2018	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 6 to the Credit Agreement, dated as of October  24, 2017, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent.

Incorporated by reference to Exhibit 10.1 to Civitas Solutions Inc.’s Current Report on Form 8-K filed on October 26, 2017.

10.2
Amendment No. 7 to the Credit Agreement, dated as of November  21, 2017, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lenders party thereto and Barclays Bank PLC, as administrative agent.

Incorporated by reference to Exhibit 10.1 to Civitas Solutions Inc.’s Current Report on Form 8-K filed on November 24, 2017.

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