Form 10-Q
period 2018-03-31
Civitas Solutions, Inc.
filed 2018-05-10
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2018, there were 36,673,167 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,297
Restricted cash	328	327
Accounts receivable, net of allowances of $17,888 and $15,997 at March 31, 2018 and September 30, 2017	184,034	172,850
Prepaid expenses and other current assets	26,963	12,998
Total current assets	211,325	193,472
Property and equipment, net	183,529	183,338
Intangible assets, net	328,005	313,075
Goodwill	311,706	273,325
Restricted cash	50,000	50,000
Other assets	41,772	36,172
Total assets	$1,126,337	$1,049,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,953	$35,275
Accrued payroll and related costs	70,869	78,011
Other accrued liabilities	48,533	42,284
Obligations under capital lease, current	629	608
Current portion of long-term debt	17,231	6,554
Total current liabilities	171,215	162,732
Other long-term liabilities	77,607	77,081
Deferred tax liabilities, net	13,856	22,349
Obligations under capital lease, less current portion	4,036	4,404
Long-term debt, less current portion	690,752	619,899
Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 37,039,385 and 37,441,257 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	370	374
Additional paid-in capital	297,227	301,819
Accumulated gain (loss) on derivatives, net of tax expense (benefit) of $1,416 and ($62) at March 31, 2018 and September 30, 2017, respectively	3,713	(91)
Accumulated deficit	(132,439)	(139,185)
Total stockholders’ equity	168,871	162,917
Total liabilities and stockholders’ equity	$1,126,337	$1,049,382
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net revenue	$392,801	$362,399	$788,219	$721,793
Cost of revenue	316,612	285,518	632,869	569,494
Operating expenses:
General and administrative	43,766	41,787	88,300	83,579
Depreciation and amortization	25,971	18,830	47,768	36,985
Total operating expenses	69,737	60,617	136,068	120,564
Income from operations	6,452	16,264	19,282	31,735
Other income (expense):
Other income (expense), net	(1,259)	855	(813)	911
Interest expense	(9,577)	(8,293)	(18,586)	(16,778)
Income (loss) before income taxes	(4,384)	8,826	(117)	15,868
Provision (benefit) for income taxes	(1,896)	3,347	(7,023)	6,210
Net income (loss)	$(2,488)	$5,479	$6,906	$9,658

Basic and diluted income (loss) per common share	$(0.07)	$0.15	$0.18	$0.26

Weighted average number of common shares outstanding, basic	37,433,513	37,282,320	37,452,977	37,256,412
Weighted average number of common shares outstanding, diluted	37,433,513	37,416,635	37,577,963	37,372,153
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income (loss)	$(2,488)	$5,479	$6,906	$9,658
Other comprehensive income, net of tax:
Gain on derivative instrument classified as cash flow hedge, net of tax of $840 and $1,478 for the three and six months ended March 31, 2018, respectively, and $158 and $2,413 for the three and six months ended March 31, 2017, respectively	2,203	232	3,804	3,554
Comprehensive income (loss)	$(285)	$5,711	$10,710	$13,212
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Gain (Loss) on Derivatives	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2017	37,441,257	$374	$301,819	$(91)	$(139,185)	$162,917
Cumulative effect adjustment on adoption of ASU 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payments Accounting			219		(160)	59
Issuance of common stock under employee incentive plans, net of shares surrendered	137,641	1	(1,089)	—	—	(1,088)
Repurchase of common stock under stock repurchase program	(539,513)	(5)	(7,538)	—	—	(7,543)
Stock-based compensation			3,816	—	—	3,816
Other comprehensive income, net of tax	—	—	—	3,804	—	3,804
Net income	—	—	—	—	6,906	6,906
Balance at March 31, 2018	37,039,385	$370	$297,227	$3,713	$(132,439)	$168,871

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended March 31,
	2018	2017
Operating activities:
Net income	$6,906	$9,658
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	11,005	9,061
Depreciation and amortization	47,768	36,985
Amortization original issue discount and financing costs	1,102	913
Stock-based compensation	3,816	4,373
Deferred income taxes	(10,711)	(7,402)
Loss on disposal of assets	1,213	132
Gain from derivatives	(159)	—
Company owned life insurance benefit	—	(501)
Change in fair value of contingent consideration	—	375
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17,855)	(21,823)
Other assets	(13,762)	9,197
Accounts payable	(1,605)	(7,449)
Accrued payroll and related costs	(7,720)	(8,825)
Other accrued liabilities	5,720	4,640
Other long-term liabilities	(74)	(6,322)
Net cash provided by operating activities	25,644	23,012
Investing activities:
Acquisition of businesses, net of cash acquired	(84,008)	(27,356)
Purchases of property and equipment	(22,950)	(20,795)
Change in restricted cash	(1)	7
Cash proceeds from Company owned life insurance policies	—	738
Proceeds from sale of assets	2,569	982
Net cash used in investing activities	(104,390)	(46,424)
Financing activities:
Proceeds from long term-debt, net of original issue discount	74,452	—
Repayments of long-term debt	(3,666)	(3,277)
Net proceeds from borrowings under senior secured revolving credit facility	9,900	—
Repayments of capital lease obligations	(347)	(268)
Cash paid for earn out obligations	—	(6,109)
Payments of deferred financing costs	(258)	—
Taxes paid related to net share settlements of equity awards	(1,089)	(436)
Repurchase of common stock under stock repurchase program	(7,543)	—
Net cash provided by (used in) financing activities	71,449	(10,090)
Net decrease in cash and cash equivalents	(7,297)	(33,502)
Cash and cash equivalents at beginning of period	7,297	50,683
Cash and cash equivalents at end of period	$—	$17,181
Supplemental disclosure of cash flow information
Cash paid for interest	$16,987	$15,566
Cash paid for income taxes	$11,965	$7,671
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$630	$506
Fair value of contingent consideration related to acquisitions	$1,080	$—

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

1. Business Overview
Civitas Solutions, Inc. ("Civitas"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading provider of home- and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of March 31, 2018, the Company operated in 36 states, serving approximately 12,500 individuals in residential settings and 18,500 individuals in non-residential settings.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2018 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
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
Additionally, ASU No. 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit). Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award’s vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after October 1, 2017, and the impact of applying the guidance was not material to the consolidated financial statements for the three and six months ended March 31, 2018. Application of the guidance may result in fluctuations in the Company’s effective tax rate depending on how many options are exercised, how many restricted stock units vest and the volatility of the Company’s stock price.
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
Leases— In February 2016, the FASB issued ASU No. 2016-02—Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The standard will be effective for the Company on October 1, 2019. The Company is still evaluating the method of adoption. The adoption of this standard is expected to have a material impact on the Company’s financial position. As of March 31, 2018, the Company had gross operating lease commitments of approximately $378 million. Upon adoption, a substantial portion of these lease commitments will be recorded at their net present value as a right of use asset and a lease obligation.

Statement of Cash Flows— In November 2016, the FASB issued ASU No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be applied using a retrospective transition method to each period presented and will be effective for the Company on October 1, 2018. As of March 31, 2018 and September 30, 2017, the Company had total restricted cash of $50.3 million.

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

Income Taxes— In March 2018, the FASB issued ASU No. 2018-05—Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The update provides guidance associated with the accounting and disclosures around the enactment of the Act and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). This guidance is effective upon issuance and has been applied to the condensed consolidated financial statements and related disclosures beginning in the second quarter of fiscal 2018, see Note 10 for the disclosures related to this amended guidance.
4. Long-Term Debt
As of March 31, 2018 and September 30, 2017, the Company’s long-term debt consisted of the following:

(in thousands)	March 31, 2018	September 30, 2017
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$703,810	$632,476
Original issue discount on term loan, net of accumulated amortization	(1,240)	(901)
Deferred financing costs, net of accumulated amortization	(4,487)	(5,122)
Senior secured revolving credit facility	9,900	—
	707,983	626,453
Less current portion (includes $9.9 million outstanding on the senior secured revolving credit facility as of March 31, 2018)	17,231	6,554
Long-term debt	$690,752	$619,899
Senior Secured Credit Facilities

NMHI's senior credit agreement (the “senior credit agreement”), as amended, governs a $730.0 million (original $655.0 million term loan plus a $75.0 million incremental term loan funded on October 25, 2017) Tranche B term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $160.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility matures on January 31, 2021, a portion of the commitments under the senior revolver matures on January 31, 2019 and a portion of the commitments under the senior revolver matures on January 31, 2021, as described below. All of the obligations under the senior secured credit facilities are guaranteed by NMHH and the subsidiary guarantors named therein. The senior credit agreement provides that NMHI may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

On October 24, 2017, NMHI entered into Amendment No. 6 to its senior credit agreement which provided for an incremental $75.0 million term loan. The net proceeds of the incremental term loan were used by the Company for the acquisition of Mentis Neuro Rehabilitation, LLC, with any excess proceeds used for general corporate purposes.

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
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of March 31, 2018, NMHI had $703.8 million of borrowings outstanding under the term loan facility, $9.9 million of borrowings outstanding under the senior revolver, $48.5 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of standby letters of credit under the senior revolver.
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
Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.00 to 1.00. The springing financial covenant was not in effect as of March 31, 2018 or September 30, 2017 as the Company’s usage of the senior revolver did not exceed the threshold for each quarter.
Derivatives

On January 20, 2015, NMHI entered into two interest rate swap agreements in an aggregate notional amount of $375.0 million in order to reduce the variability of cash flows of the Company’s variable rate debt. NMHI entered into these interest rate swaps to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swaps, NMHI will receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR or 1.00% per annum, and NMHI will make payments to the counterparty based on a fixed rate of 1.795% per annum, in each case on the notional amount of $375.0 million, settled on a net payment basis. The swap agreements expire on March 31, 2020.

The fair value of the swap agreements, which represents the price that would be received to transfer agreement in an orderly transaction between market participants, was an asset of $5.3 million and a liability of $0.2 million as of March 31, 2018 and September 30, 2017, respectively. Based on the timing of the associated cash flows, the fair value was recorded on the Company’s consolidated balance sheet in Prepaid expenses and other current assets and Other assets as of March 31, 2018 and in Other accrued liabilities as of September 30, 2017. The fair value was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap is recorded as income or expense in the period incurred. During the three and six months ended March 31, 2018, the ineffective portion of gains resulting from changes in fair value was $0.1 million and $0.2 million which was recorded in Other income (expense), net. There was no hedge ineffectiveness recorded during the three and six months ended March 31, 2017. No amounts were excluded from ineffectiveness testing for the three and six months ended March 31, 2018 and 2017.

5. Stock-Based Compensation

2014 Plan

Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). As of March 31, 2018, the 2014 Plan authorized the issuance of up to 7,786,478 shares of common stock as stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PRSUs”).

Stock Options

Stock option activity for the six months ended March 31, 2018 is presented below:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2017	877,781	$18.65
Granted	155,041	18.80
Exercised	17,608	17.00
Forfeited	36,381	18.64
Expired	13,854	19.16
Outstanding at March 31, 2018	964,979	$18.69	7.8	$7
Exercisable at March 31, 2018	571,826	$18.59	6.9	$—
Vested or expected to vest as of March 31, 2018	964,979	$18.69	7.8	$7

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the 2014 Plan during the six months ended March 31, 2018 were valued using the following assumptions:

2018
Risk-free interest rate	2.22% - 2.74%
Expected term	6 years
Expected volatility	33.56% - 35.81%
Expected dividend yield	—%

The Company recognizes the fair value of the stock option awards as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The total intrinsic values of options exercised was less than $0.1 million for the six months ended March 31, 2018. As of March 31, 2018, there was $2.3 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Unit Awards (RSUs)

Restricted stock unit activity for the six months ended March 31, 2018 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2017	677,406	$19.20
Granted	398,987	18.22
Forfeited	56,632	18.87
Vested	193,880	19.95
Non-vested units at March 31, 2018	825,881	$18.57

The fair value of each restricted stock unit was determined based on the Company's closing stock price on the date of grant. The Company recognizes the fair value of the RSUs as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The total fair values of RSUs that vested during the three and six months ended March 31, 2018 was $0.5 million and $3.5 million, respectively. As of March 31, 2018, there was $12.5 million of unrecognized compensation expense related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Performance Based Restricted Stock Units (PRSUs)

During the six months ended March 31, 2018, the Company awarded 50,834 PRSUs. These PRSUs vest based upon the achievement of established performance targets over the three year performance period which ends September 30, 2020. The number of PRSUs that may vest varies between 0%- 200% based on the achievement of such goals. The PRSUs were valued at $18.76 per share based on the closing price of the Company’s common stock on the date of grant.

To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned. As of March 31, 2018, the Company expects to recognize $1.4 million of stock-based compensation expense related to outstanding PRSUs based on the expected attainment levels. This cost is expected to be recognized over a weighted-average period of 2.1 years.

A summary of PRSU activity for the six months ended March 31, 2018 is as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2017	84,505	$19.85
Granted	50,834	18.76
Forfeited	—	—
Vested	—	—
Non-vested units at March 31, 2018	135,339	$19.44
Units expected to vest as of March 31, 2018	96,458	$19.27

Stock-based Compensation Expense

The Company recorded stock-based compensation expense for stock options, RSUs and PRSUs under the 2014 Plan of $2.1 million and $3.8 million during the three and six months ended March 31, 2018, respectively, and $2.3 million and $4.4 million during the three and six months ended March 31, 2017, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations.

6. Stockholders' Equity

On February 8, 2018, the Company announced that the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $25.0 million of the Company’s outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans).  The stock repurchase program will expire on August 12, 2018 or the date on which the total repurchase amount has been spent, whichever occurs first. The Company intends to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the second quarter of fiscal 2018, the Company repurchased 539,315 shares for $7.5 million under the plan. As of March 31, 2018, the Company has remaining authorization to repurchase up to $17.5 million of common stock under this program which has been implemented through a 10b5-1 program.

7. Business Combinations
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
Fiscal 2018 Acquisitions
During the six months ended March 31, 2018, the Company acquired the assets or equity interests of seven companies for total consideration of $83.0 million, net of $0.8 million of cash acquired and including $1.1 million of contingent consideration.

Mentis Neuro Rehabilitation, LLC. (“Mentis”). On October 25, 2017, the Company acquired all of the outstanding membership interests of Mentis for $74.7 million, net of $0.8 million of cash acquired. Mentis is located in Texas and provides specialty rehabilitation services to individuals recovering from acquired brain injuries. The Company acquired $35.3 million of identifiable intangible assets which included approximately $30.2 million of agency contracts with a weighted average useful life of 12 years, $3.8 million of licenses and permits with a weighted average useful life of 10 years, and $0.9 million in tradenames with a weighted average useful life of 5 years. The Company also acquired $4.9 million of other assets, net of liabilities, consisting primarily of accounts receivable and fixed assets. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. In addition, the accounting for the acquired deferred tax assets and liabilities is provisional and subject to further refinement as the tax basis of assets acquired and liabilities assumed is finalized. As a result of the acquisition, the Company recorded $34.5 million of goodwill in the SRS segment, which is not expected to be deductible for tax purposes.
Unique Options, LLC (“Unique”). On December 4, 2017, the Company acquired the assets of Unique for $5.9 million. Unique is located in Michigan and provides vocational rehabilitation, training and similar services to individuals with acquired brain injuries and similar conditions. The Company acquired $3.9 million of identifiable intangible assets which included $3.7 million of agency contracts with a weighted average useful life of 11 years. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of this acquisition, the Company recorded $2.0 million of goodwill in the SRS segment, which is expected to be deductible for tax purposes.
Other Acquisitions. During the six months ended March 31, 2018, the Company acquired the assets of Powell Life Skills Inc. (“Powell”), Jac-Lin Manor, Inc. (“Jac-Lin”), Dungarvin Wisconsin, LLC (“Dungarvin”), Resources for Human Development, Inc. (“RHD”), and Circle of Support, Inc. (“Circle”). Total cash consideration for these companies was $2.3 million and total contingent consideration was $1.1 million.

(in thousands)	Identifiable Intangible Assets	Other Assets, Net	Total Identifiable Assets	Goodwill	Purchase Consideration
Mentis	$35,300	$4,885	$40,185	$34,502	$74,687
Unique	3,939	22	3,961	1,985	5,946
Other acquisitions	2,245	95	2,340	—	2,340
Total	$41,484	$5,002	$46,486	$36,487	$82,973

The Company’s consolidated statement of operations for the six months ended March 31, 2018 included revenue totaling approximately $18.9 million from the acquisition date of each respective acquisition. The Company has not disclosed income from operations because it is immaterial.

Fiscal 2018 Pro Forma Results of Operations

The following table reflects the unaudited pro forma results of operations for the three and six months ended March 31, 2018 and 2017 assuming that the acquisitions made during the three and six months ended March 31, 2018 and 2017 had occurred on October 1, 2016 and 2015, respectively.

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net revenue	$392,863	$379,328	$792,241	$757,650
Net income (loss)	(2,479)	8,407	7,208	12,391

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred as of October 1, 2016 and 2015, or the results that may be achieved in future periods.

8. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the six months ended March 31, 2018 are as follows (in thousands):

	I/DD	SRS	ARY	Corporate and Other	Total
Balance as of September 30, 2017	$159,316	$85,525	$28,484	$—	$273,325
Goodwill acquired through acquisitions	—	36,487	—	—	36,487
Adjustments to prior acquisitions (1)	1,889	—	—	—	1,889
Acquisition adjustments	5	—	—	—	5
Balance as of March 31, 2018	$161,210	$122,012	$28,484	$—	$311,706

(1) Includes amounts paid in fiscal 2018 associated with the net working capital settlement for the Habilitative Services, Inc. acquisition in fiscal 2017.
Intangible Assets
Intangible assets consist of the following as of March 31, 2018 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$571,013	$307,771	$263,242
Non-compete/non-solicit agreements	1 year	7,425	5,535	1,890
Trade names	1 year	8,161	5,765	2,396
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	61,371	43,294	18,077
		$690,370	$362,365	$328,005
Intangible assets consist of the following as of September 30, 2017 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$540,826	$290,687	$250,139
Non-compete/non-solicit agreements	1 year	7,196	5,228	1,968
Trade names	2 years	7,138	4,779	2,359
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	58,443	42,234	16,209
		$656,003	$342,928	$313,075
Amortization expense was $15.1 million and $26.6 million for the three and six months ended March 31, 2018, respectively, and $9.1 million and $18.1 million for the three and six months ended March 31, 2017, respectively. Amortization expense for the three months ended March 31, 2018 includes $4.2 million of accelerated amortization related to definite-lived intangible assets associated with the divestitures in Note 12.

The estimated remaining amortization expense related to intangible assets with finite lives for the six months remaining in fiscal 2018 and each of the four succeeding years and thereafter is as follows:

Year Ended September 30,	(in thousands)
2018	$22,107
2019	42,662
2020	41,589
2021	38,154
2022	36,398
Thereafter	104,695
Total	$285,605
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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap agreements (current)	$2,123	$—	$2,123	—
Interest rate swap agreements (long-term)	3,166	—	3,166	—
Total	$5,289	$—	$5,289	$—
Liabilities
Contingent consideration	$1,080	$—	$—	$1,080

The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$153	$—	$153	$—

Interest rate-swap agreements. The Company’s interest rate-swap agreements are classified within Level 2 of the fair value hierarchy. Based on the timing of the associated cash flows, the fair value of the swap agreements was recorded in Prepaid expenses and other current assets, Other assets, or Other accrued liabilities in the Company’s consolidated balance sheets. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities (acquisition related contingent consideration) measured on a recurring basis for the six months ended March 31, 2018.

(in thousands)	Six Months Ended March 31, 2018
Balance at September 30, 2017	$—
Acquisition date fair value of contingent consideration obligations recorded	1,080
Balance at March 31, 2018	$1,080
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

As of March 31, 2018, the Company had $1.1 million of contingent consideration liabilities, which was reflected in Other accrued liabilities. As of September 30, 2017, the Company had no contingent consideration liability.

At March 31, 2018 and September 30, 2017, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
10. Income Taxes
The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period. The rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. For the three and six months ended March 31, 2018, the Company’s benefit from income taxes was $1.9 million, or a 43.2% effective income tax rate, and $7.0 million, or a 6002.6% effective income tax rate, respectively. This compares to a provision for income taxes of $3.3 million, or a 37.9% effective income tax rate, and $6.2 million, or a 39.1% effective income tax rate, for the three and six months ended March 31, 2017, respectively. The benefit from income taxes for the six months ended March 31, 2018 was primarily due to revaluing of the Company’s deferred tax liabilities as a result of the lower corporate tax rate established by the Tax Cuts and Jobs Act (the “Tax Act”) enacted in the first quarter of fiscal 2018.
The Tax Act significantly revises corporate income tax law by, among other things, lowering the corporate income tax rates from 35% to 21%. Under GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the changes in the Tax Act. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from the date of enactment of the Tax Act. As of March 31, 2018, the Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. These amounts may require further adjustments as a result of additional future guidance from the U.S. Department of the Treasury, changes in assumptions, and the availability of further information and interpretations. For the items for which the Company was able to determine a reasonable estimate, a provisional tax benefit of $7.0 million was recognized which is included as a component of income tax expense for the six months ended March 31, 2018.

The Company remeasured certain deferred tax assets and liabilities based on an estimate of the rates at which they are expected to reverse in the future. However, the Company is still analyzing certain aspects of the Tax Act and refining calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Additionally, the estimates for when timing differences will reverse could differ from actual results at year end, impacting the provisional tax benefit.
The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2014. The Company did not have a reserve for uncertain income tax positions at March 31, 2018 and September 30, 2017. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.
11. Segment Information

The Company conducts its business through three reportable business segments: the Intellectual and Developmental Disabilities (“I/DD”) segment, the Post-Acute Specialty Rehabilitation Services (“SRS”) segment, and the At-Risk Youth (“ARY”) segment.

The Company evaluates performance based on EBITDA. EBITDA for each segment is defined as income (loss) from continuing operations for the segment before income taxes, depreciation and amortization, and interest income (expense).

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
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended March 31,	I/DD	SRS	ARY	Corporate and Other	Consolidated
2018
Net revenue	$252,043	$87,825	$36,597	$16,336	$392,801
EBITDA	33,732	10,314	5,789	(18,750)	31,085
Total assets	501,064	334,763	77,115	213,395	1,126,337
Depreciation and amortization	11,307	9,775	1,224	3,665	25,971
Purchases of property and equipment	6,111	3,593	479	1,580	11,763
2017
Net revenue	$237,462	$77,243	$35,660	$12,034	$362,399
EBITDA	32,530	14,326	5,496	(16,405)	35,947
Depreciation and amortization	9,391	5,878	1,427	2,134	18,830
Purchases of property and equipment	5,484	2,670	273	1,041	9,468

A reconciliation of EBITDA to income (loss) before income taxes on a consolidated basis is as follows (in thousands):

	For the three months ended March 31,
	2018	2017
EBITDA	$31,085	$35,947
Less:
Depreciation and amortization	25,971	18,830
Interest expense, net	9,498	8,291
Income (loss) before income taxes	$(4,384)	$8,826
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the six months ended March 31, 2018	I/DD	SRS	ARY	Corporate and Other	Consolidated
2018
Net revenue	$507,934	$173,814	$72,472	$33,999	$788,219
EBITDA	66,708	23,938	10,601	(35,173)	66,074
Total assets	501,064	334,763	77,115	213,395	1,126,337
Depreciation and amortization	21,432	16,528	2,638	7,170	47,768
Purchases of property and equipment	13,143	5,734	778	3,295	22,950
2017
Net revenue	$475,710	$151,543	$71,417	$23,123	$721,793
EBITDA	65,872	26,892	10,829	(33,967)	69,626
Depreciation and amortization	18,537	11,625	2,848	3,975	36,985
Purchases of property and equipment	11,297	5,151	632	3,715	20,795

A reconciliation of EBITDA to income (loss) before income taxes on a consolidated basis is as follows (in thousands):

	For the six months ended March 31, 2018
	2018	2017
EBITDA	$66,074	$69,626
Less:
Depreciation and amortization	47,768	36,985
Interest expense, net	18,423	16,773
Income (loss) before income taxes	$(117)	$15,868
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state operation, which is included in the I/DD segment, accounted for approximately 16% of the Company’s net revenue for the three and six months ended March 31, 2018, and 15% of the Company’s net revenue for the three and six months ended March 31, 2017. California, the Company’s second largest state operation, accounted for approximately 10% of net revenue for the three and six months ended March 31, 2018 and 2017. No other states accounted for 10% or more of our net revenue during the three and six months ended March 31, 2018 and 2017.

12. Disposition of Business

In connection with a review of under-performing and/or non-strategic programs during the second quarter of fiscal 2018, the Company decided to close and/or consolidate a number of programs primarily within the SRS and I/DD segments. During the three months ended March 31, 2018, the Company incurred exit costs associated with these completed and planned divestitures of $5.0 million, including $4.4 million in lease termination costs, and $0.6 million in severance. In addition, the Company recorded $4.2 million of accelerated amortization related to definite-lived intangible assets and an $0.8 million loss on the disposition of fixed assets associated with these programs.

13. Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except share and per share amounts)	2018	2017	2018	2017
Numerator
Net income (loss)	$(2,488)	$5,479	$6,906	$9,658
Denominator
Weighted average shares outstanding, basic	37,433,513	37,282,320	37,452,977	37,256,412
Weighted average common equivalent shares	—	134,315	124,986	115,741
Weighted average shares outstanding, diluted	37,433,513	37,416,635	37,577,963	37,372,153
Net income (loss) per share, basic and diluted	$(0.07)	$0.15	$0.18	$0.26
Equity instruments excluded from diluted net income per share calculation as the effect would have been anti-dilutive:
Stock options	971,211	967,946	743,062	868,551
Performance and restricted stock units	626,310	166,574	359,209	84,514

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

The Company is also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws, and claims for discrimination, wrongful discharge or retaliation. The Company currently has two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-action. Two additional wage and hour claims have been settled, one of which was settled and approved by the court on January 31, 2018 and one of which has been submitted to the court for preliminary approval. The Company’s policy is to accrue for all probable and estimable claims using information available at the time the financial statements are issued. Actual claims could settle in the future at materially different amounts due to the nature of litigation.

15. Subsequent Event

On April 2, 2018 the Company acquired the assets of Hartwell Healthcare, LLC, and Polyclinic, LLC (“Aging Well and Living Well”) for consideration of approximately $13.2 million. Aging Well and Living Well are located in Massachusetts and provide person-centered day services to elders, including medication management and nutritional and nursing support. Aging Well and Living Well will be included in the Company’s Corporate and other segment.

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
Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 37-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”) that we serve through our Post-Acute Specialty Rehabilitation Services (“SRS”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of March 31, 2018, we operated in 36 states, serving approximately 12,500 individuals in residential settings and 18,500 individuals in non-residential settings. We have a diverse group of hundreds of public payors that fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors for our services to individuals with acquired brain injuries or other catastrophic injuries and illnesses.
We have four service lines, I/DD, SRS, ARY and ADH. Each service line represents a reportable segment except ADH which is included within Corporate and Other.
Our I/DD service line is the largest portion of our business. Through the I/DD service line, we provide home- and community-based human services to adults and children with intellectual and developmental disabilities. Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care.
Through the SRS service line, which is our second largest service line, we deliver services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include, neurorehabilitation, neurobehavioral rehabilitation, specialized nursing, physical, occupational and speech therapies, supported living, outpatient treatment and pre-vocational services.
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
Political and economic trends can also affect our operations. Reductions or changes in Medicaid funding or changes in budgetary priorities by the federal, state and local governments that pay for our services could have a material adverse effect on our revenue and profitability. We have recently faced efforts at the federal level to reduce the federal budget deficit, repeal and/or replace the Patient Protection and Affordable Care Act and/or restructure the Medicaid program which pose risk for significant reductions in federal Medicaid matching funds to state governments. In addition, budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. In the past, certain states in which we operate, including Minnesota, California, Florida and West Virginia implemented rate reductions, rate freezes and service reductions, in response to state budgetary deficits. For fiscal 2018, we expect the rate environment to remain stable to positive in most of our markets.  However, we are experiencing rate reductions for some of our services in a small number of states, particularly in Iowa, Pennsylvania, North Dakota and Wisconsin.
Historically, our business has benefited from the trend toward privatization and the efforts of groups that advocate for the populations we serve. These groups lobby governments to fund residential services that use our small group home or host home models, rather than large, institutional models. Furthermore, we believe that successful lobbying by advocacy groups has preserved I/DD and ARY services and, therefore, our revenue base for these services, from significant reductions as compared with certain other human services, although in the past certain states have imposed rate reductions, rate freezes, and service reductions in response to state budgetary pressures. In addition, a number of states have developed community-based waiver programs to support long-term services for survivors of a traumatic brain injury. However, approximately half of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.
Expansion of Services
We have grown our business through expansion of existing markets and programs, entry into new geographical markets, as well as through acquisitions.

Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with a number of organic growth opportunities, particularly within the I/DD and SRS segments, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprise the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprise the new start operating income for such period. During the three months ended March 31, 2018 and 2017, new starts generated operating losses of $1.7 million for both periods, and operating income of $0.8 million and $1.3 million, respectively. During the six months ended March 31, 2018 and 2017, new starts generated operating losses of $2.9 million and $3.6 million, respectively, and operating income of $1.9 million and $2.7 million, respectively.
Acquisitions
From the beginning of fiscal 2013 through March 31, 2018, we have completed 54 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. Acquisitions could have a material impact on our consolidated financial statements.
During the six months ended March 31, 2018, we acquired the assets or equity interests of seven companies for total consideration of $83.0 million, net of $0.8 million of cash acquired and including $1.1 million of contingent consideration. During the six months ended March 31, 2017, we acquired the assets of two companies for total consideration of $27.5 million.
Divestitures

We regularly review and consider the divestiture of under-performing or non-strategic programs to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During the second quarter of fiscal 2018, as part of a larger, multi-year, multi-pronged effort to improve the efficiency of our operations and mitigate margin erosion created by increasing labor and healthcare costs, we recently raised the program performance standard and commenced a comprehensive, top-to-bottom examination of each program’s performance across all of our service lines. As a result of this initiative, during the second quarter of fiscal 2018 we decided to close and/or consolidate 38 programs primarily within our SRS and I/DD service lines. During the three months ended March 31, 2018, we incurred exit costs associated with these completed and planned closures of $5.0 million, including $4.4 million in lease termination costs, and $0.6 million in severance. In addition, we recorded $4.2 million of accelerated amortization related to definite-lived intangible assets and an $0.8 million loss on the disposition of fixed assets associated with these locations. These closures are expected to generate savings of $0.9 million during fiscal 2018 and $1.7 million annually. During the third and fourth quarters of fiscal 2018, we anticipate closing additional programs in connection with this initiative.  We expect that this examination will be completed by the end of fiscal 2018 and that the total cost of the additional closures could approximate the total incurred for the closures identified during the second quarter of fiscal 2018.
Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three months ended March 31, 2018 and March 31, 2017, we derived 88% of our net revenue from contracts with state, local and other government payors, and 12% of our net revenue from non-public payors, respectively. During the six months ended March 31, 2018 and  March 31, 2017, we derived 88% and 89% of our net revenue from contracts with state, local and other government payors, respectively, and 12% and 11% of our net revenue from non-public payors, respectively. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts.

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
I/DD Services
Gross Revenues	$255,900	$241,410	$515,146	$482,607
Average Residential Census	8,788	8,221	8,778	8,190
Average Daily Rate	$248.96	$247.77	$248.12	$246.13
Non-Residential Billable Units	3,125,833	3,140,226	6,262,196	6,260,302
Average Non-Residential Billable Unit Rate	$18.88	$18.50	$18.96	$18.49
Gross Revenue Growth %	6.0%		6.7%
Gross Revenue growth due to:
Volume Growth	5.1%		5.4%
Average Rate Growth	0.9%		1.3%
Specialty Rehabilitation Services
Gross Revenues	$90,908	$78,498	$178,546	$154,429
Average Residential Census	1,433	1,325	1,424	1,306
Average Daily Rate	$664.64	$631.33	$653.88	$623.30
Non-residential Billable Units	72,100	41,144	122,821	80,853
Average Non-Residential Billable Unit Rate	$71.74	$78.10	$74.41	$77.10
Gross Revenue Growth %	15.8%		15.6%
Gross Revenue growth due to:
Volume Growth	10.9%		10.7%
Average Rate Growth	4.9%		4.9%
At-Risk Youth Services
Gross Revenues	$36,414	$35,687	$72,681	$71,653
Average Residential Census	2,203	2,141	2,161	2,137
Average Daily Rate	$129.15	$126.89	$128.77	$127.49
Non-residential Billable Units	124,883	133,585	260,270	266,450
Average Non-Residential Billable Unit Rate	$86.54	$84.14	$84.68	$82.83
Gross Revenue Growth %	2.0%		1.4%
Gross Revenue growth due to:
Volume Growth	(0.1)%		0.1%
Average Rate Growth	2.1%		1.3%
Adult Day Health Services
Gross Revenues	$16,508	$12,160	$34,377	$23,508
Non-residential Billable Units	915,237	694,259	1,906,319	1,359,213
Average Non-Residential Billable Unit Rate	$18.04	$17.51	$18.03	$17.30
Gross Revenue Growth %	35.8%		46.2%
Gross Revenue growth due to:
Volume Growth	31.9%		40.2%
Average Rate Growth	3.9%		6.0%
Consolidated Results
Gross Revenues	$399,730	$367,755	$800,750	$732,197
Gross Revenue Growth %	8.7%		9.4%
Gross Revenue growth due to:
Volume Growth	6.7%		7.2%
Average Rate Growth	2.0%		2.2%

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
Occupancy costs represent a significant portion of our operating costs. As of March 31, 2018, we owned 351 facilities and four offices, and we leased 1,879 facilities and 208 offices. We expect occupancy costs of the continuing business to increase during fiscal 2018 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Our business insurance programs include professional and general liability insurance, for which we are self-insured for $3.0 million per claim and $28.0 million in the aggregate, among others. We incurred professional and general liability expenses of $1.2 million and $4.5 million during the three and six months ended March 31, 2018, respectively, and $(0.4) million and $2.6 million during the three and six months ended March 31, 2017, respectively. These expenses are incurred in connection with our claims reserves and insurance premiums. Our expenses during the three and six months ended March 31, 2017 were positively impacted by adjustment to our reserves in the prior year that were attributable to changes in certain assumptions used by our actuaries as a result of positive claims experience.
For our employment practices liability, we are fully self insured. We currently have two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions. Two additional wage and hour class action claims have been settled; one of which was settled and approved by the court on January 31, 2018 and the other has been submitted to the court for preliminary approval. These actions increased our expenses, particularly during the three and six months ended March 31, 2017, as we are self-insured for employment-practices liability related claims. For the three and six months ended March 31, 2018, we incurred employment practices liability expenses of $0.8 million and $1.8 million, respectively. For the three and six months ended March 31, 2017, we incurred employment practices liability expenses of $3.8 million and $4.1 million, respectively.
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

We continue to review our operations in an effort to improve efficiencies, reduce overtime expenses, and implement cost saving measures throughout the Company. This multi-year, expense-reduction project has two components: the first, initiated in fiscal 2017, targeting total company-wide expenses, inclusive of labor management, purchasing and organizational structure; and a second, which we initiated during the second quarter of fiscal 2018, focused on the closure of under-performing programs. In connection with our efforts to reduce expenses, we incurred $1.2 million and $1.9 million in consulting, severance and contract termination costs in the three and six months ended March 31, 2018, respectively. We incurred $0.4 million and $1.8 million in consulting, severance and contract termination costs in the three and six months ended March 31, 2017, respectively. The cost savings associated with this project was approximately $5.0 million in fiscal year 2017, and, by the end of fiscal year 2018, we anticipate achieving additional in-the-year cost savings of at least $3.0 million.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Gross revenue	100.0%	100.0%	100.0%	100.0%
Sales adjustments	(1.8)%	(1.5)%	(1.6)%	(1.4)%
Net revenue	98.2%	98.5%	98.4%	98.6%
Cost of revenue	79.2%	77.6%	79.0%	77.8%
Operating expenses:
General and administrative	10.9%	11.4%	11.0%	11.4%
Depreciation and amortization	6.5%	5.1%	6.0%	5.1%
Total operating expense	17.4%	16.5%	17.0%	16.5%
Income from operations	1.6%	4.4%	2.4%	4.3%
Other income (expense):
Other income (expense), net	(0.3)%	0.2%	(0.1)%	0.1%
Interest expense	(2.4)%	(2.3)%	(2.3)%	(2.3)%
Income (loss) before income taxes	(1.1)%	2.3%	—%	2.1%
Provision (benefit) for income taxes	(0.5)%	0.9%	(0.9)%	0.8%
Net income (loss)	(0.6)%	1.4%	0.9%	1.3%
Three Months Ended March 31, 2018 and 2017
Consolidated Overview

	Three Months Ended March 31,		Increase
(in thousands)	2018	2017	(Decrease)
Gross Revenue	$399,730	$367,755	$31,975
Sales Adjustments	(6,929)	(5,356)	(1,573)
Net Revenue	$392,801	$362,399	$30,402
Income from Operations	6,452	16,264	(9,812)
Operating Margin (as a % of gross revenue)	1.6%	4.4%

Consolidated gross revenue for the three months ended March 31, 2018 increased by $32.0 million, or 8.7%, compared to the three months ended March 31, 2017. Gross revenue increased by $3.6 million from organic growth and $28.4 million from acquisitions that closed during and after the second quarter of fiscal 2017. Sales adjustments increased by $1.6 million, or 0.3% of gross revenue, compared to the three months ended March 31, 2017.

Consolidated income from operations was $6.5 million, or 1.6% of gross revenue, for the three months ended March 31, 2018 compared to $16.3 million, or 4.4% of gross revenue, for the three months ended March 31, 2017. During the quarter we continued to see increases in occupancy costs, health insurance expense and overtime as a percentage of revenue, however; the primary driver of the decrease in our operating margin compared to the second quarter of the prior year was $9.2 million of exit costs and other charges related to completed and planned closures, primarily within our SRS and I/DD segments. The closures were the result of a review of under-performing and/or non-strategic programs that was conducted during the second quarter of fiscal 2018. The decrease in our operating margin was partially offset by reductions in our employment practices liability costs and workers compensation expense due to favorable claims experience, lower therapist and nursing consulting costs and a decrease in general and administrative expense compared to the three months ended March 31, 2017.

I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	$255,900	100.0%	$241,410	100.0%	$14,490
Sales adjustments	(3,857)	(1.5)%	(3,948)	(1.6)%	91	0.1%
I/DD net revenue	252,043	98.5%	237,462	98.4%	14,581	0.1%

Cost of revenue:
Direct labor costs	165,599	64.7%	155,458	64.4%	10,141	0.3%
Direct program costs	9,268	3.6%	9,707	4.0%	(439)	(0.4)%
Direct occupancy costs	20,578	8.0%	17,130	7.1%	3,448	0.9%
Other direct costs	10,247	4.0%	9,827	4.1%	420	(0.1)%
Total cost of revenue	205,692	80.3%	192,122	79.6%	13,570	0.7%

General and administrative	12,619	4.9%	12,810	5.3%	(191)	(0.4)%
I/DD EBITDA	33,732	13.3%	32,530	13.5%	1,202	(0.2)%

Depreciation and amortization	11,308	4.4%	9,391	3.9%	1,917	0.5%
Income from Operations	$22,424	8.9%	$23,139	9.6%	$(715)	(0.7)%
I/DD gross revenue
I/DD gross revenue for the three months ended March 31, 2018 increased by $14.5 million, or 6.0%, compared to the three months ended March 31, 2017. The increase in I/DD gross revenue included $12.5 million from acquisitions that closed during and after the three months ended March 31, 2017 and $2.0 million from organic growth. The organic growth was the result of a 1.0% increase in average billing rates, partially offset by a 0.2% decrease in volume compared to the three months ended March 31, 2017.
I/DD EBITDA

I/DD EBITDA was $33.7 million, or 13.3% of gross revenue, for the three months ended March 31, 2018 compared to $32.5 million, or 13.5% of gross revenue, for the three months ended March 31, 2017. The decrease in our I/DD EBITDA margin was mainly due to an increase in cost of revenues as a percentage of gross revenue, partially offset by a decrease in general and administrative expense as a percentage of gross revenue.
I/DD cost of revenues for the three months ended March 31, 2018 increased by 0.7% of gross revenue, compared to the three months ended March 31, 2017. This was primarily due to an increase in direct labor costs as a percentage of gross revenue of 0.3% and an increase in direct occupancy costs as a percentage of gross revenue of 0.9%. The increase in direct labor costs was primarily due to higher overtime costs as we continue to experience labor pressures and an increase in health insurance expense due to inflation and higher enrollment compared to the three months ended March 31, 2017. The increase in direct occupancy costs was primarily due to higher levels of open occupancy in certain programs as well as the impact of $0.5 million of lease termination costs related to the completed and planned closures described above. The increase in I/DD cost of revenues was partially offset by a decrease in direct program costs of 0.4% of gross revenue due to lower employment practices liability expense resulting from favorable claims experience compared to the three months ended March 31, 2017.

I/DD general and administrative expenses for the three months ended March 31, 2018, decreased by $0.2 million million, or 0.4% of gross revenue, compared to the three months ended March 31, 2017. The decrease is the result of our cost containment efforts and continued focus on optimizing our cost structure.
I/DD Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2018 increased by $1.9 million, or 0.5% of gross revenue, compared to the three months ended March 31, 2017. The increase was primarily due to $1.1 million of accelerated amortization related to definite-lived intangible assets associated with the completed and planned facility closures within I/DD described above.
SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	$90,908	100.0%	$78,498	100.0%	$12,410
Sales adjustments	(3,083)	(3.4)%	(1,255)	(1.6)%	(1,828)	(1.8)%
SRS net revenue	87,825	96.6%	77,243	98.4%	10,582	(1.8)%

Cost of revenue:
Direct labor costs	47,523	52.3%	40,096	51.1%	7,427	1.2%
Direct program costs	5,049	5.6%	5,182	6.6%	(133)	(1.0)%
Direct occupancy costs	14,715	16.2%	8,875	11.3%	5,840	4.9%
Other direct costs	1,934	2.1%	1,856	2.4%	78	(0.3)%
Total cost of revenue	69,221	76.2%	56,009	71.4%	13,212	4.8%

General and administrative	8,290	9.1%	6,908	8.8%	1,382	0.3%
SRS EBITDA	10,314	11.3%	14,326	18.2%	(4,012)	(6.9)%

Depreciation and amortization	9,775	10.8%	5,878	7.5%	3,897	3.3%
Income from Operations	$539	0.5%	$8,448	10.7%	$(7,909)	(10.2)%
SRS gross revenue
SRS gross revenue for the three months ended March 31, 2018 increased by $12.4 million, or 15.8%, compared to the three months ended March 31, 2017. The increase in SRS gross revenue included $12.3 million from acquisitions that closed during and after the three months ended March 31, 2017 and $0.1 million from organic growth. The organic growth was driven by an increase in the average billing rate of 0.3%, partially offset by a decrease in volume of 0.1%. Organic growth during the three months ended March 31, 2018 was negatively impacted by the program closures disclosed above.
SRS EBITDA

SRS EBITDA was $10.3 million, or 11.3% of gross revenue, for the three months ended March 31, 2018 compared to $14.3 million, or 18.2% of gross revenue, for the three months ended March 31, 2017. The decrease in our SRS EBITDA margin was primarily due to increases in net sales adjustments, cost of revenue and general and administrative expenses as a percentage of gross revenue compared to the second quarter of the prior year.
Sales adjustments    for the three months ended March 31, 2018 increased by $1.8 million, or 1.8% of gross revenue, compared to the three months ended March 31, 2017. This was primarily attributable to higher accounts receivable reserves due to an increase in aged receivables within certain states where changing payor environments have resulted in payment delays, and in some cases, uncollectible accounts.
Cost of revenue for the three months ended March 31, 2018 increased by 4.8% of gross revenue compared to the three months ended March 31, 2017. The increase was primarily due to an increase in direct labor costs as a percentage of gross revenue of 1.2% and an increase in direct occupancy costs as a percentage of gross revenue of 4.9%. The increase in direct labor costs was primarily due to an increase in salaries and health insurance expense compared to the same period of the prior year as well as the impact of $0.6 million of severance costs incurred during the three months ended March 31, 2018 related to the completed and planned closures described above. The increase in direct occupancy costs was primarily due to $3.6 million of lease termination costs related to the completed and planned closures and an increase in rent and utilities expense compared to three months ended March 31, 2017. The increase in cost of revenue was partially offset by a decrease in direct program costs as a percentage of gross revenue of 1.0%. The decrease was primarily due to lower employment practices liability expense resulting from favorable claims experience compared to the three months ended March 31, 2017 and a decrease in food and medical costs attributable to improvements in our procurement processes that have resulted in more favorable pricing with certain vendors.
General and administrative expenses increased by $1.4 million, or 0.3% of gross revenue, during the three months ended March 31, 2018. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in professional service fees compared to the three months ended March 31, 2017.
SRS Depreciation and amortization expense
Depreciation and amortization expense for the three months ended March 31, 2018 increased by $3.9 million, or 3.3% of gross revenue, compared to the three months ended March 31, 2017. The increase was primarily due to $2.3 million of accelerated amortization during the three months ended March 31, 2018 related to definite-lived intangible assets associated with the completed and planned facility closures described above.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	$36,414	100.0%	$35,687	100.0%	$727
Sales adjustments	183	0.5%	(27)	(0.1)%	210	0.6%
ARY net revenue	36,597	100.5%	35,660	99.9%	937	0.6%

Cost of revenue	27,819	76.4%	27,181	76.1%	638	0.3%
General and administrative	2,989	8.2%	2,983	8.4%	6	(0.2)%
ARY EBITDA	5,789	15.9%	5,496	15.4%	293	0.5%

Depreciation and amortization	1,224	3.4%	1,427	4.0%	(203)	(0.6)%
Income from Operations	$4,565	12.5%	$4,069	11.4%	$496	1.1%
ARY gross revenue
ARY gross revenue for the three months ended March 31, 2018 increased by $0.7 million, or 2.0%, compared to the three months ended March 31, 2017. The $0.7 million increase in ARY gross revenue was due to a 2.1% increase in average billing rate, partially offset by a 0.1% decrease in volume.
ARY EBITDA

ARY EBITDA was $5.8 million, or 15.9% of gross revenue, for the three months ended March 31, 2018 compared to $5.5 million, or 15.4% of gross revenue, for the three months ended March 31, 2017. The increase in our ARY EBITDA margin was primarily attributable to an improvement in net sales adjustments and a decrease in general and administrative costs due to our cost containment efforts and continued focus on optimizing our cost structure. The increase was partially offset by higher direct labor cost, primarily due to an increase in mentor costs as a percentage of revenue, compared to the same period of the prior year.
ARY Depreciation and amortization expense
Depreciation and amortization expense for the three months ended March 31, 2018 decreased by $0.2 million, or 0.6% of gross revenue, compared to the three months ended March 31, 2017. This was primarily due to certain intangible assets becoming fully amortized during first quarter of the fiscal 2018.
Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$16,508	$12,160	$4,348
Sales adjustments	(172)	(126)	(46)
Corporate and Other net revenue	16,336	12,034	4,302

Cost of revenue	13,877	10,206	3,671
General and administrative	19,869	19,086	783
Depreciation and amortization	3,665	2,134	1,531
Loss from Operations	$(21,075)	$(19,392)	$(1,683)
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our ADH business. ADH gross revenue for the three months ended March 31, 2018 increased by $4.3 million, or 35.8%, compared to the three months ended March 31, 2017. The increase in gross revenue included $3.6 million from acquisitions that closed during and after the three months ended March 31, 2017 and $0.7 million from organic growth.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other costs of revenue for the three months ended March 31, 2018 increased by $3.7 million, as compared to the three months ended March 31, 2017. As a percentage of gross revenue, Corporate and Other costs were relatively consistent compared to the same period of the prior year.
Corporate and Other operating expense
General and administrative expenses for the three months ended March 31, 2018 increased by $0.8 million as compared to three months ended March 31, 2017.
Depreciation and amortization expense for the three months ended March 31, 2018 increased by $1.5 million, compared to the three months ended March 31, 2017. The increase is primarily the result of additional intangible assets being expensed from ADH acquisitions that closed during and after the quarter ended March 31, 2017.

Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income, changes in the net cash surrender value of Company owned life insurance policies, was expense of $1.3 million and income of $0.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
Consolidated Interest expense
Interest expense for the three months ended March 31, 2018 increased by $1.3 million as compared to three months ended March 31, 2017. The increase is primarily the result of higher average debt balances due to the $75.0 million incremental term loan funded on October 25, 2017.
Consolidated Provision (benefit) for income taxes
For the three months ended March 31, 2018, we had a benefit from income taxes of $1.9 million, or a 43.2% effective tax rate, compared to a provision for income taxes of $3.3 million, or a 37.9% effective tax rate, for the three months ended March 31, 2017. The higher effective tax rate for three months ended March 31, 2018 is attributable to a $0.5 million increase in the benefit recognized in connection with revaluing of the Company’s deferred tax liabilities as a result of the lower corporate tax rate established by the Tax Act enacted in the first quarter of fiscal 2018.

Six Months Ended March 31, 2018 and 2017
Consolidated Overview

	Six Months Ended March 31,		Increase
(in thousands)	2018	2017	(Decrease)
Gross Revenue	$800,750	$732,197	$68,553
Sales Adjustments	(12,531)	(10,404)	(2,127)
Net Revenue	$788,219	$721,793	$66,426
Income from Operations	19,282	31,735	(12,453)
Operating Margin (as a % of gross revenue)	2.4%	4.3%

Consolidated gross revenue for the six months ended March 31, 2018 increased by $68.6 million, or 9.4%, compared to the six months ended March 31, 2017. Gross revenue increased by $55.3 million from acquisitions that closed during and after the six months ended March 31, 2017 and $13.3 million from organic growth. Sales adjustments as a percentage of gross revenue remained relatively consistent during the six months ended March 31, 2018 and March 31, 2017.

Consolidated income from operations was $19.3 million, or 2.4% of gross revenue, for the six months ended March 31, 2018 compared to $31.7 million, or 4.3% of gross revenue, for the six months ended March 31, 2017. During the first half of the year we continue to experience increases in occupancy costs primarily due to higher levels of open occupancy and in direct labor due to increases in salaries and overtime. However, the most significant driver of the decrease in margin compared to the same period of the prior year was $9.2 million of exit costs and other charges related to completed and planned closures, primarily within our SRS and I/DD segments. The closures were the result of a review of under-performing programs that was conducted during the second quarter of fiscal 2018. These increases were partially offset by a decrease in general and administrative expense resulting from our cost containment efforts and continued focus on optimizing our cost structure.

I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Six Months Ended March 31,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	$515,146	100.0%	$482,607	100.0%	$32,539
Sales adjustments	(7,212)	(1.4)%	(6,897)	(1.4)%	(315)	—%
I/DD net revenue	507,934	98.6%	475,710	98.6%	32,224	—%

Cost of revenue:
Direct labor costs	333,458	64.7%	310,268	64.3%	23,190	0.4%
Direct program costs	20,421	4.0%	19,683	4.1%	738	(0.1)%
Direct occupancy costs	39,285	7.6%	33,496	6.9%	5,789	0.7%
Other direct costs	22,341	4.3%	20,947	4.3%	1,394	—%
Total cost of revenue	415,505	80.6%	384,394	79.6%	31,111	1.0%

General and administrative	25,721	5.0%	25,444	5.3%	277	(0.3)%
I/DD EBITDA	66,708	13.0%	65,872	13.7%	836	(0.7)%

Depreciation and amortization	21,432	4.2%	18,537	3.8%	2,895	0.4%
Income from Operations	$45,276	8.8%	$47,335	9.9%	$(2,059)	(1.1)%
I/DD gross revenue
I/DD gross revenue for the six months ended March 31, 2018 increased by $32.5 million, or 6.7%, compared to the six months ended March 31, 2017. The increase in I/DD gross revenue included $24.8 million from acquisitions that closed during and after the six months ended March 31, 2017 and $7.7 million from organic growth. The organic growth was the result of a 1.4% increase in average billing rates and a 0.2% increase in volume compared to the six months ended March 31, 2017.
I/DD EBITDA

I/DD EBITDA was $66.7 million, or 13.0% of gross revenue, for the six months ended March 31, 2018 compared to $65.9 million, or 13.7% of gross revenue, for the six months ended March 31, 2017. The decrease in our I/DD EBITDA margin was mainly due to an increase in cost of revenues as a percentage of gross revenue, partially offset by a decrease in general and administrative expense compared to the same period of the prior year.
I/DD cost of revenues for the six months ended March 31, 2018 increased as a percentage of gross revenue by 1.0%, compared to the six months ended March 31, 2017. This was primarily due to an increase in direct labor costs as a percentage of gross revenue of 0.4% and an increase in direct occupancy costs as a percentage of gross revenue of 0.7%. The increase in direct labor costs was primarily due to higher amounts of overtime compared to same period of the prior year. The increase in direct occupancy costs was primarily due to higher levels of open occupancy in certain programs compared to the same period of the prior year. Direct occupancy costs for the six months ended March 31, 2018 were also negatively impacted by $0.5 million of lease termination costs related to the completed and planned closures described above.
I/DD general and administrative expenses for the six months ended March 31, 2018 decreased by 0.3% as a percentage of gross revenue, compared to the six months ended March 31, 2017. The decrease as percentage of gross revenue was due to our cost containment efforts and continued focus on optimizing our cost structure.
I/DD Depreciation and amortization expense

Depreciation and amortization expense for the six months ended March 31, 2018 increased by $2.9 million, or 0.4% of gross revenue, compared to the six months ended March 31, 2017. This was primarily due to $1.1 million of accelerated amortization related to definite-lived intangible assets associated with the completed and planned facility closures as well as the impact of additional amortization expense from intangibles that were acquired during the second half of fiscal 2017.
SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Six Months Ended March 31,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	$178,546	100.0%	$154,429	100.0%	$24,117
Sales adjustments	(4,732)	(2.7)%	(2,886)	(1.9)%	(1,846)	(0.8)%
SRS net revenue	173,814	97.3%	151,543	98.1%	22,271	(0.8)%

Cost of revenue:
Direct labor costs	93,386	52.3%	79,070	51.2%	14,316	1.1%
Direct program costs	10,873	6.1%	10,713	6.9%	160	(0.8)%
Direct occupancy costs	24,859	13.9%	17,195	11.1%	7,664	2.8%
Other direct costs	4,358	2.4%	4,136	2.7%	222	(0.3)%
Total cost of revenue	133,476	74.7%	111,114	71.9%	22,362	2.8%

General and administrative	16,400	9.2%	13,537	8.8%	2,863	0.4%
SRS EBITDA	23,938	13.4%	26,892	17.4%	(2,954)	(4.0)%

Depreciation and amortization	16,528	9.3%	11,625	7.5%	4,903	1.8%
Income from Operations	$7,410	4.1%	$15,267	9.9%	$(7,857)	(5.8)%
SRS gross revenue
SRS gross revenue for the six months ended March 31, 2018 increased by $24.1 million, or 15.6%, compared to the six months ended March 31, 2017. The increase in SRS gross revenue included $21.3 million from acquisitions that closed during and after the six months ended March 31, 2017 and $2.8 million from organic growth. The organic growth was driven by an increase in volume of 1.3% and in the average billing rate of 0.5%. The increase in volume was primarily due to the maturation of new programs started in recent years. Organic growth during the six months ended March 31, 2018 was negatively impacted by the program closures disclosed above.
SRS EBITDA

SRS EBITDA was $23.9 million, or 13.4% of gross revenue, for the six months ended March 31, 2018 compared to $26.9 million, or 17.4% of gross revenue, for the six months ended March 31, 2017. The decrease in our SRS EBITDA margin was primarily due to increases in net sales adjustments, costs of revenue and general and administrative expenses as a percentage of gross revenue compared to the six months ended March 31, 2017.
Sales adjustments    for the six months ended March 31, 2018 increased by $1.8 million, or 0.8% of gross revenue, compared to the six months ended March, 31, 2017. This was primarily attributable to higher accounts receivable reserves due to an increase in aged receivables within certain states where changing payor environments have resulted in payment delays, and in some cases, uncollectible accounts.
Cost of revenue for the six months ended March 31, 2018 increased by 2.8% of gross revenue compared to the six months ended March 31, 2017. The increase was primarily due to an increase in direct labor costs as a percentage of gross revenue of 1.1% and an increase in direct occupancy costs as a percentage of gross revenue of 2.8%. The increase in direct labor costs was primarily due to an increase in wages and higher health insurance expense compared to the same period of the prior year. Severance costs of $0.6 million related to the closures described above also contributed to the increase in direct labor costs compared same period of the prior year. The increase in direct occupancy costs was primarily due to $3.6 million of lease termination costs related to the closures described above and an increase in rent and utilities expense compared to six months ended March 31, 2017. The increase in cost of revenue was partially offset by a decrease in direct program costs as a percentage of gross revenue of 0.8% due to lower employment practices liability expense resulting from favorable claims experience compared to the same period of the prior year and a decrease in food and medical cost attributable to improvements in our procurement processes that have resulted in more favorable pricing with certain vendors.
General and administrative expenses increased by $2.9 million, or 0.4% of gross revenue, compared to the six months ended March 31, 2017. The increase in general and administrative expenses as a percentage of revenue was primarily due to an increase in professional service fees and the impact of the Mentis acquisition during the first quarter which had higher general and administrative expenses as a percentage of gross revenue during the integration process.
SRS Depreciation and amortization expense
Depreciation and amortization expense for the six months ended March 31, 2018 increase by $4.9 million, or 1.8% of gross revenue, compared to the six months ended March 31, 2017. The increase was primarily due to $2.3 million of accelerated amortization related to definite-lived intangible assets associated with the completed and planned facility closures and the impact on expense of the intangibles acquired during the first quarter of fiscal 2018 in the Mentis acquisition.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Six Months Ended March 31,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	$72,681	100.0%	$71,653	100.0%	$1,028
Sales adjustments	(209)	(0.3)%	(236)	(0.3)%	27	—%
ARY net revenue	72,472	99.7%	71,417	99.7%	1,055	—%

Cost of revenue	55,909	77.0%	54,443	76.0%	1,466	1.0%
General and administrative	5,962	8.2%	6,145	8.6%	(183)	(0.4)%
ARY EBITDA	10,601	14.5%	10,829	15.1%	(228)	(0.6)%

Depreciation and amortization	2,638	3.6%	2,848	4.0%	(210)	(0.4)%
Income from Operations	$7,963	10.9%	$7,981	11.1%	$(18)	(0.2)%
ARY gross revenue
ARY gross revenue for the six months ended March 31, 2018 increased by $1.0 million, or 1.4%, compared to the six months ended March 31, 2017. The $1.0 million increase in ARY gross revenue was due to a 0.1% increase in volume and a 1.3% increase in average billing rate.
ARY EBITDA

ARY EBITDA was $10.6 million, or 14.5% of gross revenue, for the six months ended March 31, 2018 compared to $10.8 million, or 15.1% of gross revenue, for the six months ended March 31, 2017. The decrease in our ARY EBITDA margin was the result of an increase in direct labor costs primarily due to an increase in mentor costs as a percentage of revenue compared to the six months ended March 31, 2017. The decrease was partially offset by lower general and administrative expense compared to the same period of the prior year.

ARY Depreciation and amortization expense
Depreciation and amortization expense for the six months ended March 31, 2018 decreased by $0.2 million, or 0.4% of gross revenue, compared to the six months ended March 31, 2017. This was primarily due to certain intangible assets becoming fully amortized during first quarter of the fiscal 2018.
Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Six Months Ended March 31,
	2018	2017
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$34,377	$23,508	$10,869
Sales adjustments	(378)	(385)	7
Corporate and Other net revenue	33,999	23,123	10,876

Cost of revenue	27,977	19,543	8,434
General and administrative	40,217	38,453	1,764
Depreciation and amortization	7,170	3,975	3,195
Loss from Operations	$(41,365)	$(38,848)	$(2,517)
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our ADH business. ADH gross revenue for the six months ended March 31, 2018 increased by $10.9 million, or 46.2%, compared to the six months ended March 31, 2017. The increase in gross revenue included $9.1 million from acquisitions that closed during and after the six months ended March 31, 2017 and $1.8 million from organic growth.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other costs of revenue for the six months ended March 31, 2018 increased by $8.4 million, as compared to the six months ended March 31, 2017. As a percentage of gross revenue, Corporate and Other costs of revenue decreased by 1.7% compared to the same period of the prior year. This decrease was primarily due to the maturation of two new programs that opened during the prior year.
Corporate and Other operating expense
General and administrative expenses for the six months ended March 31, 2018 increased by $1.8 million as compared to six months ended March 31, 2017. The increase was partially due to higher acquisition-related transaction costs compared to the same period of the prior year.
Depreciation and amortization expense for the six months ended March 31, 2018 increased by $3.2 million, compared to the six months ended March 31, 2017. The increase is primarily the result of additional intangible assets being expensed from ADH acquisitions that closed during and after the quarter ended March 31, 2017.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income, changes in the net cash surrender value of Company owned life insurance policies, was $0.8 million of expense and $0.9 million of income for the six months ended March 31, 2018 and March 31, 2017, respectively.

Consolidated Interest expense
Interest expense for the six months ended March 31, 2018 increased by $1.8 million as compared to six months ended March 31, 2017. The increase is primarily the result of higher average debt balances due to the $75.0 million incremental term loan funded on October 25, 2017.
Consolidated Provision (benefit) for income taxes
For the six months ended March 31, 2018, we had a benefit from income taxes of $7.0 million, or a 6002.6% effective income tax rate, compared to a provision for income taxes of $6.2 million, or a 39.1% effective income tax rate, for the six months ended March 31, 2017. The higher effective tax rate for the six months ended March 31, 2018 was primarily due to a $7.0 million tax benefit that was recognized in connection with revaluing of the Company’s deferred tax liabilities as a result of the lower corporate tax rate established by the Tax Act enacted in the first quarter of fiscal 2018 combined with loss before income taxes of $0.1 million for the six months ended March 31, 2018.

Liquidity and Capital Resources
Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations and borrowings under our senior credit facility have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand, available borrowings under our senior revolver and proceeds from the sale of equity securities.
Operating activities
Net cash provided by operating activities was $25.6 million for the six months ended March 31, 2018 and $23.0 million for the six months ended March 31, 2017. The increase in net cash provided by operating activities during the six months ended March 31, 2018 was primarily attributable to changes in working capital items due to timing differences during the six months ended March 31, 2018 as compared to the six months ended March 31, 2017.
Investing activities
Net cash used in investing activities was $104.4 million and $46.4 million for the six months ended March 31, 2018 and 2017, respectively. Cash paid for property and equipment for the six months ended March 31, 2018 was $23.0 million, or 2.9% of net revenue, compared to $20.8 million, or 2.9% of net revenue, for the six months ended March 31, 2017. During the six months ended March 31, 2018, we paid $84.0 million for seven acquisitions and a net working capital settlement related to a prior year acquisition. During the six months ended March 31, 2017 we paid $27.4 million for two acquisitions.
Financing activities
Net cash provided by financing activities was $71.4 million for the six months ended March 31, 2018 as compared to net cash used in financing activities of $10.1 million for the six months ended March 31, 2017. The net cash provided by financing activities during the six months ended March 31, 2018 was primarily attributable to the proceeds of the incremental term loan of $75.0 million which were used for the acquisition of Mentis. The net cash used in financing activities during the six months ended March 31, 2017 was primarily related to payments on long-term debt and earn-out obligations.

During the six months ended March 31, 2018, the net proceeds from borrowings under our senior revolver was $9.9 million. There were no borrowings or repayments under our senior revolver during the six months ended March 31, 2017.

On February 8, 2018, we announced that the Board of Directors had approved a stock repurchase program under which the Company is authorized to repurchase up to $25.0 million of the Company’s outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans). The stock repurchase program will expire on August 12, 2018. The Company intends to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the six months ended March 31, 2018, we repurchased 539,513 shares for $7.5 million under this authorization. As of March 31, 2018, we had remaining authorization to repurchase up to $17.5 million of our common stock under this program.
At March 31, 2018, we had $703.8 million of borrowings outstanding under the term loan facility, and we had $9.9 million of outstanding borrowings and $147.2 million of availability under the senior revolver including $2.9 million in standby letters of credit issued under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of March 31, 2018, $48.5 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.
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
Debt and Financing Arrangements
Senior Secured Credit Facilities

NMHI and NMHH, wholly-owned subsidiaries of Civitas, have a senior credit facility that includes a term loan facility with a stated principal amount of $730.0 million (original $655.0 million term loan plus a $75.0 million incremental term loan funded on October 25, 2017) and a revolving credit facility of $160.0 million. In connection with the facility, NMHI has deposited $50.0 million in a restricted cash account as collateral to support the issuance of letters of credit. As of March 31, 2018, we had $703.8 million of borrowings outstanding under the term loan facility and $9.9 million of borrowings outstanding under the revolving credit facility, and we had $147.2 million available for borrowing under the revolving credit facility due to $2.9 million that was utilized to support letters of credit.

On October 24, 2017, NMHI entered into Amendment No. 6 to its senior credit agreement which provided for an incremental $75.0 million term loan. The net proceeds of the incremental term loan were used by NMHI to pay the purchase price for the acquisition of Mentis and to pay related fees and expenses, with any excess proceeds used for general corporate purposes.

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

As of March 31, 2018, the Company had $703.8 million in term loans outstanding with an average borrowing rate of 5.30%. In addition, the Company has entered into two interest rate swaps on $375.0 million of the term loan principal to effectively fix the interest rate on this portion of the borrowings to 4.80%.
Covenants
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of March 31, 2018 and September 30, 2017. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI's usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.00 to 1.00. The springing financial covenant was not in effect as of March 31, 2018 or September 30, 2017 as our usage of the senior revolver did not exceed the threshold for those quarters.

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
Subsequent Event

On April 2, 2018 the Company acquired the assets of Hartwell Healthcare, LLC, and Polyclinic, LLC (“Aging Well and Living Well”) for consideration of approximately $13.2 million. Aging Well and Living Well are located in Massachusetts and provide person-centered day services to elders, including medication management and nutritional and nursing support. Aging Well and Living Well will be included in the Company’s Corporate and other segment.

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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. As of March 31, 2018, pursuant to an amendment to the senior credit agreement, the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points; plus 2.00%; or (ii) the Eurodollar rate for a one, two, three or six month period at our option (subject to a LIBOR floor of 0.75%); plus 3.00%. A 1% increase in the interest rate on our floating rate debt as of March 31, 2018 would have increased cash interest expense on the floating rate debt by approximately $7.1 million per annum, without giving effect to the interest rate swap agreements discussed below.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Finally, we are also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws and claims for discrimination, wrongful discharge or retaliation. The Company currently has two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as a class-action. Two additional wage and hour class action claims have been settled, one of which was settled and approved by the court on January 31, 2018 and one of which has been submitted to the court for preliminary approval.
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

There have been no material changes for the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2017, except that under the risk factor “We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business” we are supplementing such risk factor to include the following disclosure:

In late December 2017, we discovered that an unencrypted disk sent to us by a third party software provider was lost in the mail.  We conducted an investigation to determine the nature and scope of this incident, the types of information involved and the individuals who may be affected, which was substantially completed in March 2018. Based on the results of the investigation, personal identifiable information of approximately 80 individuals was potentially compromised and personal health information of approximately 7,300 individuals across 35 states was potentially compromised.  In accordance with State and Federal law, we notified the state Attorney General office for the State of California, Indiana, Massachusetts, Maryland, New York and New Jersey and the Office of Health and Human Services.  We have notified our cybersecurity insurance provider of the event.  As of the date of this filing, we are not aware of any actual or attempted misuse of information as a result of this incident.

For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended September 30, 2017.

Item 2.	Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during the three months ended March 31, 2018.
Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended March 31, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
01/01/2018 - 01/31/2018	91	$17.40	—	$—
02/01/2018 - 02/28/2018	98,754	$12.84	98,442	$23,733
03/01/2018 - 03/31/2018	442,474	$14.20	441,071	$17,456
(1) Our employees surrendered an aggregate of 1,806 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended March 31, 2018.
(2) The weighted average price paid per share of common stock does not include the cost of commissions.
(3) On February 8, 2018, we announced that our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $25.0 million of the Company’s outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans).  The stock repurchase program will expire on August 12, 2018 or the date on which the total repurchase amount has been spent, whichever occurs first. We intend to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the second quarter of fiscal 2018, we repurchased 539,315 shares for $7.5 million under the plan which we have implemented through a 10b5-1 program.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

May 10, 2018	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith