Form 10-Q
period 2018-06-30
Civitas Solutions, Inc.
filed 2018-08-07
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, there were 36,229,167 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,297
Restricted cash	330	327
Accounts receivable, net of allowances of $18,953 and $15,997 at June 30, 2018 and September 30, 2017	174,539	172,850
Prepaid expenses and other current assets	22,233	12,998
Total current assets	197,102	193,472
Property and equipment, net	192,025	183,338
Intangible assets, net	325,730	313,075
Goodwill	315,811	273,325
Restricted cash	50,000	50,000
Other assets	41,020	36,172
Total assets	$1,121,688	$1,049,382
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,088	$35,275
Accrued payroll and related costs	67,770	78,011
Other accrued liabilities	40,690	42,284
Obligations under capital lease, current	757	608
Current portion of long-term debt	11,487	6,554
Total current liabilities	154,792	162,732
Other long-term liabilities	78,770	77,081
Deferred tax liabilities, net	13,713	22,349
Obligations under capital lease, less current portion	11,033	4,404
Long-term debt, less current portion	694,819	619,899
Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 36,229,067 and 37,441,257 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	362	374
Additional paid-in capital	287,065	301,819
Accumulated gain (loss) on derivatives, net of tax expense (benefit) of $1,521 and ($62) at June 30, 2018 and September 30, 2017, respectively	3,988	(91)
Accumulated deficit	(122,854)	(139,185)
Total stockholders’ equity	168,561	162,917
Total liabilities and stockholders’ equity	$1,121,688	$1,049,382
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$404,498	$372,345	$1,192,717	$1,094,138
Cost of revenue	315,934	292,498	948,803	861,992
Operating expenses:
General and administrative	40,269	40,413	128,569	123,992
Depreciation and amortization	23,741	19,161	71,509	56,146
Total operating expenses	64,010	59,574	200,078	180,138
Income from operations	24,554	20,273	43,836	52,008
Other income (expense):
Other income (expense), net	(83)	(149)	(896)	762
Interest expense	(10,229)	(8,339)	(28,815)	(25,117)
Income before income taxes	14,242	11,785	14,125	27,653
Provision (benefit) for income taxes	4,657	4,424	(2,366)	10,634
Net income	$9,585	$7,361	$16,491	$17,019

Basic income per common share	$0.26	$0.20	$0.44	$0.46
Diluted income per common share	$0.26	$0.20	$0.44	$0.45

Weighted average number of common shares outstanding, basic	36,503,170	37,323,458	37,136,375	37,278,760
Weighted average number of common shares outstanding, diluted	36,592,727	37,495,488	37,249,551	37,413,264
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$9,585	$7,361	$16,491	$17,019
Other comprehensive income, net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge, net of tax of $105 and $1,583 for the three and nine months ended June 30, 2018, respectively, and ($339) and $2,074 for the three and nine months ended June 30, 2017, respectively	276	(499)	4,079	3,055
Comprehensive income	$9,861	$6,862	$20,570	$20,074
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Gain (Loss) on Derivatives	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2017	37,441,257	$374	$301,819	$(91)	$(139,185)	$162,917
Cumulative effect adjustment on adoption of ASU 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payments Accounting			219		(160)	59
Issuance of common stock under employee incentive plans, net of shares surrendered	139,702	1	(1,109)	—	—	(1,108)
Repurchase of common stock under stock repurchase program	(1,351,892)	(13)	(19,656)	—	—	(19,669)
Stock-based compensation			5,792	—	—	5,792
Other comprehensive income, net of tax	—	—	—	4,079	—	4,079
Net income	—	—	—	—	16,491	16,491
Balance at June 30, 2018	36,229,067	$362	$287,065	$3,988	$(122,854)	$168,561

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Operating activities:
Net income	$16,491	$17,019
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	16,598	13,940
Depreciation and amortization	71,509	56,146
Amortization original issue discount and financing costs	1,657	1,407
Stock-based compensation	5,792	6,596
Deferred income taxes	(10,959)	(8,205)
Loss on disposal of assets	1,684	327
Gain from derivatives	(244)	—
Company owned life insurance benefit	—	(501)
Change in fair value of contingent consideration	—	194
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,953)	(17,327)
Other assets	(7,803)	8,280
Accounts payable	(1,656)	(1,896)
Accrued payroll and related costs	(10,819)	(5,202)
Other accrued liabilities	(2,123)	2,424
Other long-term liabilities	1,089	(3,182)
Net cash provided by operating activities	67,263	70,020
Investing activities:
Acquisition of businesses, net of cash acquired	(97,465)	(42,432)
Acquisition of intangible assets	(1,200)	—
Purchases of property and equipment	(35,645)	(32,981)
Deposit on acquisition	—	(9,451)
Change in restricted cash	(3)	751
Cash proceeds from Company owned life insurance policies	—	738
Proceeds from sale of assets	2,866	1,164
Net cash used in investing activities	(131,447)	(82,211)
Financing activities:
Proceeds from long term-debt, net of original issue discount	74,452	—
Repayments of long-term debt	(5,499)	(4,916)
Proceeds from borrowings under senior revolver	507,300	4,100
Repayments of borrowings under senior revolver	(497,800)	(4,100)
Repayments of capital lease obligations	(530)	(407)
Cash paid for earn out obligations	—	(6,109)
Payments of deferred financing costs	(258)	(878)
Issuance of common stock under employee equity incentive plans	—	357
Taxes paid related to net share settlements of equity awards	(1,109)	(436)
Repurchase of common stock under stock repurchase program	(19,669)	—
Net cash provided by (used in) financing activities	56,887	(12,389)
Net decrease in cash and cash equivalents	(7,297)	(24,580)
Cash and cash equivalents at beginning of period	7,297	50,683
Cash and cash equivalents at end of period	$—	$26,103
Supplemental disclosure of cash flow information
Cash paid for interest	$26,637	$23,261
Cash paid for income taxes	$12,277	$13,493
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$756	$946
Fair value of contingent consideration related to acquisitions	$1,080	$—
Property and equipment acquired through capital leases	$7,308	$—

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(Unaudited)

1. Business Overview
Civitas Solutions, Inc. ("Civitas"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading provider of home- and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of June 30, 2018, the Company operated in 36 states, serving approximately 12,500 individuals in residential settings and 19,000 individuals in non-residential settings.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2018 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
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

Adoption of New Accounting Pronouncements
Stock Compensation—The Company adopted the guidance in Accounting Standards Update ("ASU") No. 2016-09 Compensation - Stock Compensation - Improvements to Employee Share-Based Payments Accounting, on October 1, 2017. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $0.2 million cumulative effect adjustment to increase accumulated deficit as of October 1, 2017.
ASU No. 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense (benefit). Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award’s vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after October 1, 2017, and the impact of applying the guidance was not material to the consolidated financial statements for the three and nine months ended June 30, 2018. Application of the guidance may result in fluctuations in the Company’s effective tax rate depending on how many options are exercised, how many restricted stock units vest and the volatility of the Company’s stock price.
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
Income Taxes— In March 2018, the FASB issued ASU No. 2018-05—Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The update provides guidance associated with the accounting and disclosures around the enactment of the Act and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). This guidance was effective upon issuance and has been applied to the condensed consolidated financial statements and related disclosures beginning in the second quarter of fiscal 2018, see Note 10 for the disclosures related to this amended guidance.
3. Recent Accounting Pronouncements
Revenue from Contracts with Customers— In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers Topic 606 (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. ASU 2014-09, as amended, is effective for the Company’s fiscal year beginning October 1, 2018, and, at that time, the Company will adopt the new standard under the modified retrospective approach for contracts with customers. Under the modified retrospective approach, the guidance is applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings. In fiscal 2017, the Company established a formal program and cross-functional implementation team to identify, design and implement changes to its accounting systems and policies and internal controls to support recognition and disclosure under the new standard. This process included a review of the requirements under the new standard compared to the current accounting policies for each of the Company’s revenue streams. As of the end of the third quarter of fiscal 2018, the Company substantially completed its review and does not expect a material impact on its consolidated financial statements upon implementation on October 1, 2018. The Company is currently preparing to implement changes to accounting policies and controls to support the new revenue recognition and disclosure requirements, which will be finalized during the fourth quarter of fiscal 2018.
Leases— In February 2016, the FASB issued ASU No. 2016-02—Leases (Topic 842) (ASU 2016-02). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The standard will be effective for the Company on October 1, 2019. In July 2018, the FASB issued ASU No. 2018-11—Leases (Topic 842): Targeted Improvements (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company is still evaluating the method of adoption. The adoption of this standard is expected to have a material impact on the Company’s financial position. As of June 30, 2018, the Company had gross operating lease commitments of approximately $361 million. Upon adoption, a substantial portion of these lease commitments will be recorded at their net present value as a right of use asset and a lease obligation.

Statement of Cash Flows— In November 2016, the FASB issued ASU No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard will be applied using a retrospective transition method to each period presented and will be effective for the Company on October 1, 2018. As of June 30, 2018 and September 30, 2017, the Company had total restricted cash of $50.3 million.

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
4. Long-Term Debt
As of June 30, 2018 and September 30, 2017, the Company’s long-term debt consisted of the following:

(in thousands)	June 30, 2018	September 30, 2017
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$701,978	$632,476
Original issue discount on term loan, net of accumulated amortization	(1,130)	(901)
Deferred financing costs, net of accumulated amortization	(4,042)	(5,122)
Senior secured revolving credit facility	9,500	—
	706,306	626,453
Less current portion of the term loan	7,331	6,554
Less current portion of the senior secured revolving credit facility; matures on January 31, 2019	4,156	—
Long-term debt	$694,819	$619,899
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
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of June 30, 2018, NMHI had $702.0 million of borrowings outstanding under the term loan facility, $9.5 million of borrowings outstanding under the senior revolver, $48.5 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of standby letters of credit under the senior revolver.
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
Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.00 to 1.00. The springing financial covenant was not in effect as of June 30, 2018 or September 30, 2017 as the Company’s usage of the senior revolver did not exceed the threshold for each quarter.
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

The fair value of the swap agreements, which represents the price that would be received to transfer the agreement in an orderly transaction between market participants, was an asset of $5.8 million and a liability of $0.2 million as of June 30, 2018 and September 30, 2017, respectively. Based on the timing of the associated cash flows, the fair value was split between current and long-term classification on the Company’s consolidated balance sheet in Prepaid expenses and other current assets and Other assets as of June 30, 2018 and in Other accrued liabilities as of September 30, 2017. The fair value was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap is recorded as income or expense in the period incurred. During the three and nine months ended June 30, 2018, the ineffective portion of gains resulting from changes in fair value was $0.1 million and $0.2 million which was recorded in Other income (expense), net. There was no hedge ineffectiveness recorded during the three and nine months ended June 30, 2017. No amounts were excluded from ineffectiveness testing for the three and nine months ended June 30, 2018 and 2017.

5. Stock-Based Compensation

2014 Plan

Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). As of June 30, 2018, the 2014 Plan authorized the issuance of up to 7,786,478 shares of common stock as stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock units (“RSUs”) and performance based restricted stock units (“PRSUs”).

Stock Options

Stock option activity for the nine months ended June 30, 2018 is presented below:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2017	877,781	$18.65
Granted	155,041	18.80
Exercised	17,608	17.00
Forfeited	36,381	18.64
Expired	23,081	19.87
Outstanding at June 30, 2018	955,752	$18.67	7.6	$13
Exercisable at June 30, 2018	566,980	$18.55	6.8	$—
Vested or expected to vest as of June 30, 2018	955,752	$18.67	7.6	$13

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the 2014 Plan during the nine months ended June 30, 2018 were valued using the following assumptions:

2018
Risk-free interest rate	2.22% - 2.74%
Expected term	6 years
Expected volatility	33.56% - 35.81%
Expected dividend yield	—%

The Company recognizes the fair value of the stock option awards as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The total intrinsic values of options exercised was less than $0.1 million for the nine months ended June 30, 2018. As of June 30, 2018, there was $1.9 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Unit Awards (RSUs)

Restricted stock unit activity for the nine months ended June 30, 2018 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2017	677,406	$19.20
Granted	405,011	18.21
Forfeited	63,764	18.74
Vested	197,105	19.94
Non-vested units at June 30, 2018	821,548	$18.56

The fair value of each restricted stock unit was determined based on the Company's closing stock price on the date of grant. The Company recognizes the fair value of the RSUs as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The total fair values of RSUs that vested during the three and nine months ended June 30, 2018 was $0.1 million and $3.5 million, respectively. As of June 30, 2018, there was $10.8 million of unrecognized compensation expense related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Based Restricted Stock Units (PRSUs)

During the nine months ended June 30, 2018, the Company awarded 50,834 PRSUs. These PRSUs vest based upon the achievement of established performance targets over the three year performance period which ends September 30, 2020. The number of PRSUs that may vest varies between 0%- 200% based on the achievement of such goals. The PRSUs were valued at $18.76 per share based on the closing price of the Company’s common stock on the date of grant.

To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned. As of June 30, 2018, the Company expects to recognize $1.0 million of stock-based compensation expense related to outstanding PRSUs based on the expected attainment levels. This cost is expected to be recognized over a weighted-average period of 2.0 years.

A summary of PRSU activity for the nine months ended June 30, 2018 is as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2017	84,505	$19.85
Granted	50,834	18.76
Forfeited	—	—
Vested	—	—
Non-vested units at June 30, 2018	135,339	$19.44
Units expected to vest as of June 30, 2018	73,646	$19.09

Stock-based Compensation Expense

The Company recorded stock-based compensation expense for stock options, RSUs and PRSUs under the 2014 Plan of $2.0 million and $5.8 million during the three and nine months ended June 30, 2018, respectively, and $2.2 million and $6.6 million during the three and nine months ended June 30, 2017, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of income.

6. Stockholders' Equity

On February 8, 2018, the Company announced that the Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $25.0 million of the Company’s outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans).  The stock repurchase program will expire on August 12, 2018 or the date on which the total repurchase amount has been spent, whichever occurs first. The Company intends to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the nine months ended June 30 2018, the Company repurchased 1,351,892 shares for $19.7 million under the program, which has been implemented through a 10b5-1 plan. As of June 30, 2018, the Company has remaining authorization to repurchase up to $5.3 million of common stock under the program.

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
Fiscal 2018 Acquisitions
During the nine months ended June 30, 2018, the Company acquired the assets or equity interests of nine companies for total consideration of $96.4 million, net of $0.8 million of cash acquired, and including $1.1 million of contingent consideration.
Mentis Neuro Rehabilitation, LLC (“Mentis”). On October 25, 2017, the Company acquired all of the outstanding membership interests of Mentis for $74.7 million, net of $0.8 million of cash acquired. Mentis is located in Texas and provides specialty rehabilitation services to individuals recovering from acquired brain injuries. The Company acquired $35.3 million of identifiable intangible assets which included approximately $30.2 million of agency contracts with a weighted average useful life of 12 years, $3.8 million of licenses and permits with a weighted average useful life of 10 years, and $0.9 million in tradenames with a weighted average useful life of 5 years. The Company also acquired $4.9 million of other assets, net of liabilities, consisting primarily of accounts receivable and fixed assets. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. In addition, the accounting for the acquired deferred tax assets and liabilities is provisional and subject to further refinement as the tax basis of assets acquired and liabilities assumed is finalized. As a result of the acquisition, the Company recorded $34.5 million of goodwill in the SRS segment, which is not expected to be deductible for tax purposes.
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
Hartwell Healthcare, LLC, and Polyclinic, LLC (“Aging Well and Living Well”). On April 2, 2018, the Company acquired the assets of Aging Well and Living Well for $13.2 million. Aging Well and Living Well are located in Massachusetts and provide person-centered day services to elders, including medication management and nutritional and nursing support. The Company acquired $9.0 million of identifiable intangible assets which included $8.1 million of agency contracts with a weighted average useful life of 12 years and $0.9 million of licenses and permits with a weighted average useful life of 10 years. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. As a result of this acquisition, the Company recorded $4.1 million of goodwill in the Corporate and Other segment, which is expected to be deductible for tax purposes.
Other Acquisitions. During the nine months ended June 30, 2018, the Company acquired the assets of Powell Life Skills Inc. (“Powell”), Jac-Lin Manor, Inc. (“Jac-Lin”), Dungarvin Wisconsin, LLC (“Dungarvin”), Resources for Human Development, Inc. (“RHD”), Circle of Support, Inc. (“Circle”), and Wexner Heritage Village, Inc. (“Shalom House South”). Total cash consideration for these companies was $1.6 million and total contingent consideration was $1.1 million.

The following table summarizes the recognized amounts of identifiable net assets acquired at the date of each acquisition:

(in thousands)	Identifiable Intangible Assets	Other Assets, Net	Total Identifiable Assets	Goodwill	Purchase Consideration
Mentis	$35,300	$4,885	$40,185	$34,502	$74,687
Unique	3,939	22	3,961	1,985	5,946
Aging Well and Living Well	9,035	12	9,047	4,105	13,152
Other acquisitions	2,534	111	2,645	—	2,645
Total	$50,808	$5,030	$55,838	$40,592	$96,430

The Company’s consolidated statement of income for the nine months ended June 30, 2018 included revenue totaling approximately $33.2 million from the acquisition date of each respective acquisition. The Company has not disclosed income from operations because it is immaterial.

Fiscal 2018 Pro Forma Results of Operations

The following table reflects the unaudited pro forma results of operations for the three and nine months ended June 30, 2018 and 2017 assuming that the acquisitions made during the three and nine months ended June 30, 2018 and 2017 had occurred on October 1, 2016 and 2015, respectively.

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$404,498	$391,043	$1,201,302	$1,160,366
Net income	9,585	10,641	17,343	22,392

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred as of October 1, 2016 and 2015, or the results that may be achieved in future periods.
8. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the nine months ended June 30, 2018 are as follows (in thousands):

	I/DD	SRS	ARY	Corporate and Other	Total
Balance as of September 30, 2017	$159,316	$85,525	$28,484	$—	$273,325
Goodwill acquired through acquisitions	—	36,487	—	4,105	40,592
Adjustments to prior acquisitions (1)	1,894	—	—	—	1,894
Balance as of June 30, 2018	$161,210	$122,012	$28,484	$4,105	$315,811

(1) Includes amounts paid in fiscal 2018 associated with the net working capital settlement for the Habilitative Services, Inc. acquisition in fiscal 2017.
Intangible Assets
Intangible assets consist of the following as of June 30, 2018 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	6 years	$578,930	$317,220	$261,710
Non-compete/non-solicit agreements	1 year	7,453	5,748	1,705
Trade names	1 year	8,161	6,267	1,894
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	61,980	43,959	18,021
		$698,924	$373,194	$325,730
Intangible assets consist of the following as of September 30, 2017 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$540,826	$290,687	$250,139
Non-compete/non-solicit agreements	1 year	7,196	5,228	1,968
Trade names	2 years	7,138	4,779	2,359
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	58,443	42,234	16,209
		$656,003	$342,928	$313,075

Amortization expense was $12.8 million and $39.4 million for the three and nine months ended June 30, 2018, respectively, and $9.4 million and $27.4 million for the three and nine months ended June 30, 2017, respectively. Amortization expense for the three and nine months ended June 30, 2018 includes $1.8 million and $6.0 million of accelerated amortization related to definite-lived intangible assets associated with the divestitures described in Note 12.
The estimated remaining amortization expense related to intangible assets with finite lives for the three months remaining in fiscal 2018 and each of the four succeeding years and thereafter is as follows:

Year Ended September 30,	(in thousands)
2018	$11,469
2019	43,432
2020	42,359
2021	38,944
2022	37,140
Thereafter	109,986
Total	$283,330
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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap agreements (current)	$2,786	$—	$2,786	—
Interest rate swap agreements (long-term)	2,968	—	2,968	—
Total	$5,754	$—	$5,754	$—
Liabilities
Contingent consideration	$1,080	$—	$—	$1,080

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
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities (acquisition related contingent consideration) measured on a recurring basis for the nine months ended June 30, 2018.

(in thousands)	Nine Months Ended June 30, 2018
Balance at September 30, 2017	$—
Acquisition date fair value of contingent consideration obligations recorded	1,080
Balance at June 30, 2018	$1,080
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities (acquisition related contingent consideration) measured on a recurring basis for the nine months ended June 30, 2017.

(in thousands)	Nine Months Ended June 30, 2017
Balance at September 30, 2016	$5,915
Fair value adjustments	194
Payment	(6,109)
Balance at June 30, 2017	$—

As of June 30, 2018, the Company had $1.1 million of contingent consideration liabilities, which was reflected in Other accrued liabilities. As of September 30, 2017, the Company had no contingent consideration liability.

At June 30, 2018 and September 30, 2017, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
10. Income Taxes
The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period. The rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. For the three and nine months ended June 30, 2018, the Company had a provision from income taxes of $4.7 million, or a 32.7% effective income tax rate, and a benefit of $2.4 million, or a (16.8)% effective income tax rate, respectively. This compares to a provision for income taxes of $4.4 million, or a 37.5% effective income tax rate, and $10.6 million, or a 38.5% effective income tax rate, for the three and nine months ended June 30, 2017, respectively. The benefit from income taxes for the nine months ended June 30, 2018 was primarily due to revaluing of the Company’s deferred tax liabilities as a result of the lower corporate tax rate established by the Tax Cuts and Jobs Act (the “Tax Act”) enacted in the first quarter of fiscal 2018.
The Tax Act significantly revises corporate income tax law by, among other things, lowering the corporate income tax rates from 35% to 21%. Under GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. ASU 2018-05 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the changes in the Tax Act. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from the date of enactment of the Tax Act. As of June 30, 2018, the Company has not completed the accounting for the tax effects of the enactment of the Tax Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances and the one-time transition tax. These amounts may require further adjustments as a result of additional future guidance from the U.S. Department of the Treasury, changes in assumptions, and the availability of further information and interpretations. For the items for which the Company was able to determine a reasonable estimate, a provisional tax benefit of $6.7 million was recognized which is included as a component of income tax expense for the nine months ended June 30, 2018. The accounting for the tax effects of the enactment of the Tax Act will be finalized during the fourth quarter of fiscal 2018.

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
The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2015. The Company did not have a reserve for uncertain income tax positions at June 30, 2018 and September 30, 2017. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.
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
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended June 30,	I/DD	SRS	ARY	Corporate and Other	Consolidated
2018
Net revenue	$256,454	$90,574	$38,266	$19,204	$404,498
EBITDA	38,035	17,428	6,623	(13,959)	48,127
Total assets	489,092	334,265	77,084	221,247	1,121,688
Depreciation and amortization	10,258	7,192	1,398	4,893	23,741
Purchases of property and equipment	6,686	3,509	657	1,843	12,695
2017
Net revenue	$243,496	$77,758	$35,368	$15,723	$372,345
EBITDA	34,098	13,778	5,786	(14,377)	39,285
Depreciation and amortization	9,451	5,858	1,407	2,445	19,161
Purchases of property and equipment	7,093	2,865	329	1,899	12,186

A reconciliation of EBITDA to income before income taxes on a consolidated basis is as follows (in thousands):

	For the three months ended June 30,
	2018	2017
EBITDA	$48,127	$39,285
Less:
Depreciation and amortization	23,741	19,161
Interest expense, net	10,144	8,339
Income before income taxes	$14,242	$11,785
The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the nine months ended June 30, 2018	I/DD	SRS	ARY	Corporate and Other	Consolidated
2018
Net revenue	$764,388	$264,388	$110,738	$53,203	$1,192,717
EBITDA	104,743	41,366	17,224	(49,132)	114,201
Total assets	489,092	334,265	77,084	221,247	1,121,688
Depreciation and amortization	31,690	23,720	4,036	12,063	71,509
Purchases of property and equipment	19,829	9,243	1,435	5,138	35,645
2017
Net revenue	$719,207	$229,301	$106,784	$38,846	$1,094,138
EBITDA	99,971	40,670	16,614	(48,344)	108,911
Depreciation and amortization	27,988	17,483	4,255	6,420	56,146
Purchases of property and equipment	18,390	8,016	961	5,614	32,981

A reconciliation of EBITDA to income before income taxes on a consolidated basis is as follows (in thousands):

	For the nine months ended June 30, 2018
	2018	2017
EBITDA	$114,201	$108,911
Less:
Depreciation and amortization	71,509	56,146
Interest expense, net	28,567	25,112
Income before income taxes	$14,125	$27,653
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state operation, which is included in the I/DD segment, accounted for approximately 16% of the Company’s net revenue for the three and nine months ended June 30, 2018, and 15% of the Company’s net revenue for the three and nine months ended June 30, 2017. California, the Company’s second largest state operation, accounted for approximately 10% of net revenue for the three and nine months ended June 30, 2018 and 2017. No other states accounted for 10% or more of our net revenue during the three and nine months ended June 30, 2018 and 2017.

12. Disposition of Business

In connection with a review of under-performing and/or non-strategic programs during the second and third quarters of fiscal 2018, the Company decided to close and/or consolidate a number of programs primarily within the SRS and I/DD segments. During the nine months ended June 30, 2018, the Company incurred exit costs associated with these completed and planned divestitures of $5.5 million, including $4.8 million in lease termination costs, and $0.7 million in severance. In addition, the Company recorded $6.0 million of accelerated amortization related to definite-lived intangible assets and a $1.1 million loss on the disposition of fixed assets associated with these programs.

13. Net Income Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017
Numerator
Net income	$9,585	$7,361	$16,491	$17,019
Denominator
Weighted average shares outstanding, basic	36,503,170	37,323,458	37,136,375	37,278,760
Weighted average common equivalent shares	89,557	172,030	113,176	134,504
Weighted average shares outstanding, diluted	36,592,727	37,495,488	37,249,551	37,413,264
Net income per share, basic	$0.26	$0.20	$0.44	$0.46
Net income per share, diluted	$0.26	$0.20	$0.44	$0.45
Equity instruments excluded from diluted net income per share calculation as the effect would have been anti-dilutive:
Stock options	959,614	936,459	815,246	891,187
Performance and restricted stock units	407,774	129,440	375,398	99,489

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

The Company is also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws, and claims for discrimination, wrongful discharge or retaliation. The Company currently has two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-action. Two additional wage and hour claims have been settled, one of which was settled and approved by the court on January 31, 2018 and and one of which has been preliminarily approved by the court.  Final approval and payment for this claim is expected in September 2018. The Company’s policy is to accrue for all probable and estimable claims using information available at the time the financial statements are issued. Actual claims could settle in the future at materially different amounts due to the nature of litigation.

15. Subsequent Event

On July 2, 2018 the Company acquired the assets of Creative Connections, Inc. (“CCI”) for consideration of approximately $2.9 million, including up to $1.5 million of contingent consideration. CCI is located in California and provides community-based services for individuals with intellectual and developmental disabilities. CCI will be included in the Company’s I/DD segment.

On August 1, 2018 the Company acquired the assets of Maintaining Independence Adult Day Services, Inc. (“Maintaining Independence”) for a purchase price of approximately $1.2 million. Maintaining Independence is located in New

Hampshire and provides adult day health care services. Maintaining Independence will be included in the Company’s Corporate and Other segment.

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
Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 37-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”) that we serve through our Post-Acute Specialty Rehabilitation Services (“SRS”), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”), and elders in need of day health services to support their independence, or adult day health (“ADH”). As of June 30, 2018, we operated in 36 states, serving approximately 12,500 individuals in residential settings and 19,000 individuals in non-residential settings. We have a diverse group of hundreds of public payors that fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors for our services to individuals with acquired brain injuries or other catastrophic injuries and illnesses.
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
Political and economic trends can also affect our operations. Reductions or changes in Medicaid funding or changes in budgetary priorities by the federal, state and local governments that pay for our services could have a material adverse effect on our revenue and profitability. We have recently faced efforts at the federal level to reduce the federal budget deficit, repeal and/or replace the Patient Protection and Affordable Care Act and/or restructure the Medicaid program which pose risk for significant reductions in federal Medicaid matching funds to state governments. In addition, budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. In the past, certain states in which we operate, including Minnesota, California, Florida and West Virginia implemented rate reductions, rate freezes and service reductions, in response to state budgetary deficits. For fiscal 2018, we expect the rate environment to remain stable to positive in most of our markets. However, we are experiencing rate reductions for some of our services in a small number of states, particularly in Iowa, Minnesota, North Dakota and Wisconsin. Reductions in several of these states were due to system changes.
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

Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with a number of organic growth opportunities, particularly within the I/DD and SRS segments, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprise the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprise the new start operating income for such period. During the three months ended June 30, 2018 and 2017, new starts generated operating losses of $1.6 million and $1.4 million, respectively, and operating income of $0.5 million and $1.4 million, respectively. During the nine months ended June 30, 2018 and 2017, new starts generated operating losses of $4.4 million and $4.8 million, respectively, and operating income of $2.3 million and $3.8 million, respectively.
Acquisitions
From the beginning of fiscal 2013 through June 30, 2018, we have completed 56 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. Acquisitions could have a material impact on our consolidated financial statements.
During the nine months ended June 30, 2018, we acquired the assets or equity interests of nine companies for total consideration of $96.4 million, net of $0.8 million of cash acquired and including $1.1 million of contingent consideration. During the nine months ended June 30, 2017, we acquired the assets of eight companies for total consideration of $42.5 million.
Divestitures

We regularly review and consider the divestiture of under-performing or non-strategic programs to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During the second and third quarters of fiscal 2018, as part of a larger, multi-year, multi-pronged effort to improve the efficiency of our operations and mitigate margin erosion created by increasing labor and healthcare costs, we recently raised the program performance standard and commenced a comprehensive, top-to-bottom examination of each program’s performance across all of our service lines. As a result of this initiative, during the second and third quarters of fiscal 2018 we decided to close and/or consolidate 39 programs primarily within our SRS and I/DD service lines (the “Program Closures”). During the nine months ended June 30, 2018, we incurred exit costs associated with these completed and planned closures of $5.5 million, including $4.8 million in lease termination costs, and $0.7 million in severance. In addition, we recorded $6.0 million of accelerated amortization related to definite-lived intangible assets and a $1.1 million loss on the disposition of fixed assets associated with these locations. These closures are expected to generate savings of $1.7 million annually. In addition, we expect some additional margin benefit from the closure and/or the consolidation of programs with lower profitability. During the fourth quarter of fiscal 2018, we anticipate closing additional programs in connection with this initiative.  We expect that this examination will be completed by the end of fiscal 2018 and that the total cost of the additional closures are expected to be lower than the amounts recorded during second and third quarters of fiscal 2018.
Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three months ended June 30, 2018 and June 30, 2017, we derived 90% and 89% of our net revenue from contracts with state, local and other government payors, respectively, and 10% and 11% of our net revenue from non-public payors, respectively. During the nine months ended June 30, 2018 and  June 30, 2017, we derived 89% of our net revenue from contracts with state, local and other government payors, and 11% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
I/DD Services
Gross Revenues	$259,759	$246,497	$774,904	$729,104
Average Residential Census	8,842	8,308	8,799	8,229
Average Daily Rate	$249.59	$247.11	$248.61	$246.46
Non-Residential Billable Units	3,113,136	3,192,750	9,375,331	9,453,052
Average Non-Residential Billable Unit Rate	$18.93	$18.69	$18.95	$18.56
Gross Revenue Growth %	5.4%		6.3%
Gross Revenue growth due to:
Volume Growth	4.3%		5.1%
Average Rate Growth	1.1%		1.2%
Specialty Rehabilitation Services
Gross Revenues	$92,658	$80,163	$271,204	$234,592
Average Residential Census	1,427	1,325	1,425	1,313
Average Daily Rate	$673.09	$636.98	$660.29	$627.90
Non-residential Billable Units	64,747	43,346	187,568	124,199
Average Non-Residential Billable Unit Rate	$80.91	$77.79	$76.65	$77.34
Gross Revenue Growth %	15.6%		15.6%
Gross Revenue growth due to:
Volume Growth	9.5%		10.3%
Average Rate Growth	6.1%		5.3%
At-Risk Youth Services
Gross Revenues	$38,450	$35,235	$111,131	$106,887
Average Residential Census	2,271	2,144	2,198	2,139
Average Daily Rate	$129.25	$123.05	$128.93	$126.00
Non-residential Billable Units	134,589	131,967	394,860	398,416
Average Non-Residential Billable Unit Rate	$87.23	$85.06	$85.55	$83.57
Gross Revenue Growth %	9.1%		4.0%
Gross Revenue growth due to:
Volume Growth	4.7%		1.6%
Average Rate Growth	4.4%		2.4%
Adult Day Health Services
Gross Revenues	$19,476	$15,873	$53,854	$39,381
Non-residential Billable Units	1,101,088	885,372	3,007,406	2,244,585
Average Non-Residential Billable Unit Rate	$17.69	$17.93	$17.91	$17.54
Gross Revenue Growth %	22.7%		36.8%
Gross Revenue growth due to:
Volume Growth	24.4%		34.0%
Average Rate Growth	(1.7)%		2.8%
Consolidated Results
Gross Revenues	$410,343	$377,768	$1,211,093	$1,109,964
Gross Revenue Growth %	8.6%		9.1%
Gross Revenue growth due to:
Volume Growth	6.2%		6.9%
Average Rate Growth	2.4%		2.2%

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
Occupancy costs represent a significant portion of our operating costs. As of June 30, 2018, we owned 351 facilities and 4 offices, and we leased 1,861 facilities and 204 offices. We expect occupancy costs of the continuing business to increase during fiscal 2018 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Our business insurance programs include professional and general liability insurance, for which we are self-insured for $3.0 million per claim and $28.0 million in the aggregate, among others. We incurred professional and general liability expenses of $3.2 million and $7.7 million during the three and nine months ended June 30, 2018, respectively, and $2.9 million and $5.6 million during the three and nine months ended June 30, 2017, respectively. These expenses are incurred in connection with our claims reserves and insurance premiums. Our expenses during the nine months ended June 30, 2017 were positively impacted by a favorable adjustment to our reserves that was attributable to changes in certain assumptions used by our actuaries as a result of historical claims experience.
For our employment practices liability, we are fully self insured. We currently have two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions. Two additional wage and hour class action claims have been settled; one of which was settled and approved by the court on January 31, 2018 and one of which has been preliminarily approved by the court. Final approval and payment for this claim is expected in September 2018. These actions increased our expenses, particularly during the three and nine months ended June 30, 2017. For the three and nine months ended June 30, 2018, we incurred employment practices liability expenses of $0.3 million and $2.0 million, respectively. For the three and nine months ended June 30, 2017, we incurred employment practices liability expenses of $0.8 million and $4.8 million, respectively.
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

We continue to review our operations in an effort to improve efficiencies, reduce overtime expenses, and implement cost saving measures throughout the Company. This multi-year project has two components: the first, initiated in fiscal 2017, focused on optimizing our cost structure by targeting total company-wide expenses, inclusive of labor management, purchasing and organizational structure; and a second, which we initiated during the second quarter of fiscal 2018, focuses on the closure of under-performing programs, which is described above under “Divestitures.” In connection with our efforts to reduce expenses, we incurred $0.8 million and $2.7 million in consulting, severance and contract termination costs in the three and nine months ended June 30, 2018, respectively. We incurred $0.9 million and $2.7 million in consulting, severance and contract termination costs in the three and nine months ended June 30, 2017, respectively. The cost savings associated with this project was approximately $5.0 million in fiscal year 2017, and, by the end of fiscal year 2018, we anticipate achieving additional in-the-year cost savings of at least $3.0 million.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Gross revenue	100.0%	100.0%	100.0%	100.0%
Sales adjustments	(1.5)%	(1.4)%	(1.5)%	(1.4)%
Net revenue	98.5%	98.6%	98.5%	98.6%
Cost of revenue	77.0%	77.4%	78.3%	77.7%
Operating expenses:
General and administrative	9.8%	10.7%	10.6%	11.2%
Depreciation and amortization	5.8%	5.1%	5.9%	5.1%
Total operating expense	15.6%	15.8%	16.5%	16.3%
Income from operations	6.0%	5.4%	3.6%	4.6%
Other income (expense):
Other income (expense), net	—%	—%	(0.1)%	0.1%
Interest expense	(2.5)%	(2.2)%	(2.4)%	(2.3)%
Income before income taxes	3.4%	3.2%	1.1%	2.4%
Provision (benefit) for income taxes	1.1%	1.2%	(0.2)%	1.0%
Net income	2.3%	2.0%	1.3%	1.4%
Three Months Ended June 30, 2018 and 2017
Consolidated Overview

	Three Months Ended June 30,		Increase
(in thousands)	2018	2017	(Decrease)
Gross Revenue	$410,343	$377,768	$32,575
Sales Adjustments	(5,845)	(5,423)	(422)
Net Revenue	$404,498	$372,345	$32,153
Income from Operations	24,554	20,273	4,281
Operating Margin (as a % of gross revenue)	6.0%	5.4%

Consolidated gross revenue for the three months ended June 30, 2018 increased by $32.6 million, or 8.6%, compared to the three months ended June 30, 2017. Gross revenue increased $28.6 million from acquisitions that closed during and after the third quarter of fiscal 2017 and $4.0 million from organic growth. Sales adjustments increased by $0.4 million, or 0.1% of gross revenue, compared to the three months ended June 30, 2017.

Consolidated income from operations was $24.6 million, or 6.0% of gross revenue, for the three months ended June 30, 2018 compared to $20.3 million, or 5.4% of gross revenue, for the three months ended June 30, 2017. The increase in our operating margin was primarily due to a decrease in direct labor costs and general and administrative expenses as a percentage of gross revenue. The decrease in direct labor costs was primarily due to the growth in our SRS segment and a positive adjustment to reflect a reduction in our estimated annual incentive compensation expense, partially offset by an increase in overtime costs compared to the three months ended June 30, 2017. The decrease in general and administrative expenses was primarily due to cost containment efforts and efficiencies gained through our project to optimize the Company’s cost structure. The increase in our operating margin was partially offset by increases in direct occupancy costs and in depreciation and amortization expense as a percentage of revenue. The increase in direct occupancy costs was primarily due to higher levels of open occupancy within our waiver group home programs and an increase in rent expense that was partially driven by the Mentis acquisition. The increase in depreciation and amortization was due to $1.8 million of accelerated amortization on intangible assets associated with a program closure and additional quarterly amortization from intangibles acquired in acquisitions that closed during and after the three months ended June 30, 2017.

I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	$259,759	100.0%	$246,497	100.0%	$13,262
Sales adjustments	(3,305)	(1.3)%	(3,001)	(1.2)%	(304)	(0.1)%
I/DD net revenue	256,454	98.7%	243,496	98.8%	12,958	(0.1)%

Cost of revenue:
Direct labor costs	165,229	63.6%	158,516	64.3%	6,713	(0.7)%
Direct program costs	10,542	4.1%	10,330	4.2%	212	(0.1)%
Direct occupancy costs	18,716	7.2%	16,732	6.8%	1,984	0.4%
Other direct costs	11,770	4.5%	10,888	4.4%	882	0.1%
Total cost of revenue	206,257	79.4%	196,466	79.7%	9,791	(0.3)%

General and administrative	12,162	4.7%	12,932	5.2%	(770)	(0.5)%
I/DD EBITDA	38,035	14.6%	34,098	13.9%	3,937	0.7%

Depreciation and amortization	10,258	3.9%	9,451	3.8%	807	0.1%
Income from Operations	$27,777	10.7%	$24,647	10.1%	$3,130	0.6%
I/DD gross revenue
I/DD gross revenue for the three months ended June 30, 2018 increased by $13.3 million, or 5.4%, compared to the three months ended June 30, 2017. The increase in I/DD gross revenue included $12.4 million from acquisitions that closed during and after the three months ended June 30, 2017 and $0.9 million from organic growth.
I/DD EBITDA

I/DD EBITDA was $38.0 million, or 14.6% of gross revenue, for the three months ended June 30, 2018 compared to $34.1 million, or 13.9% of gross revenue, for the three months ended June 30, 2017. The increase in our I/DD EBITDA margin was primarily due to a decrease in cost of revenues and general and administrative expense as a percentage of gross revenue compared to the three months ended June 30, 2017.
I/DD cost of revenues for the three months ended June 30, 2018 decreased by 0.3% of gross revenue, compared to the three months ended June 30, 2017. This was primarily due to a 0.7% decrease in direct labor costs as a percentage of gross revenue partially offset by a 0.4% increase in direct occupancy costs as a percentage of gross revenue. The decrease in direct labor costs was primarily due to a decrease in incentive compensation expense that was the result of an adjustment to reduce our estimated annual incentive compensation based on the Company’s forecasted results for fiscal 2018. The increase in direct occupancy costs was primarily due to higher levels of open occupancy within the Company’s waiver group home programs.
I/DD general and administrative expenses for the three months ended June 30, 2018 decreased by $0.8 million, or 0.5% of gross revenue, compared to the three months ended June 30, 2017. The decrease as percentage of gross revenue was primarily due to our cost containment efforts and efficiencies gained through our project to optimize the Company’s cost structure.
I/DD Depreciation and amortization expense

Depreciation and amortization expense for the three months ended June 30, 2018 increased by $0.8 million, or 0.1% of gross revenue, compared to the three months ended June 30, 2017.

SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	$92,658	100.0%	$80,163	100.0%	$12,495
Sales adjustments	(2,084)	(2.2)%	(2,405)	(3.0)%	321	0.8%
SRS net revenue	90,574	97.8%	77,758	97.0%	12,816	0.8%

Cost of revenue:
Direct labor costs	46,523	50.2%	40,747	50.8%	5,776	(0.6)%
Direct program costs	5,771	6.2%	4,926	6.1%	845	0.1%
Direct occupancy costs	11,085	12.0%	8,631	10.8%	2,454	1.2%
Other direct costs	2,549	2.8%	2,279	2.8%	270	—%
Total cost of revenue	65,928	71.2%	56,583	70.5%	9,345	0.7%

General and administrative	7,218	7.8%	7,397	9.2%	(179)	(1.4)%
SRS EBITDA	17,428	18.8%	13,778	17.3%	3,650	1.5%

Depreciation and amortization	7,192	7.8%	5,858	7.3%	1,334	0.5%
Income from Operations	$10,236	11.0%	$7,920	10.0%	$2,316	1.0%
SRS gross revenue
SRS gross revenue for the three months ended June 30, 2018 increased by $12.5 million, or 15.6%, compared to the three months ended June 30, 2017. The increase in SRS gross revenue included $12.8 million from acquisitions that closed during and after the three months ended June 30, 2017. The decrease in revenue from organic sources was the result of a decrease in volume of 0.5% that was primarily due to the Program Closures.
SRS EBITDA

SRS EBITDA was $17.4 million, or 18.8% of gross revenue, for the three months ended June 30, 2018 compared to $13.8 million, or 17.3% of gross revenue, for the three months ended June 30, 2017. The increase in our SRS EBITDA margin of 1.5% was primarily due to a decrease in net sales adjustments and a decrease in general and administrative expenses as a percentage of gross revenue partially offset by an increase in cost of revenue as a percentage of gross compared to the third quarter of the prior year.
Sales adjustments    for the three months ended June 30, 2018 decreased by $0.3 million, or 0.8% of gross revenue, compared to the three months ended June 30, 2017. The decrease was primarily due to higher accounts receivable reserves during the third quarter of the prior year resulting from changes in our collectability assumptions for certain aged accounts receivable in our CareMeridian business unit.
Cost of revenue for the three months ended June 30, 2018 increased by 0.7% of gross revenue compared to the three months ended June 30, 2017. The increase was due to a 1.2% increase in direct occupancy costs as a percentage of gross revenue partially offset by a 0.6% decrease in direct labor costs as a percentage of gross revenue. The increase in direct occupancy costs was primarily due to an increase in rent expense that was primarily driven by the Mentis acquisition and $0.3 million of lease termination costs related to the Program Closures. The decrease in direct labor costs was primarily due to a decrease in incentive compensation expense that was the result of an adjustment to reduce our estimated annual incentive compensation based on the Company’s forecasted results for fiscal 2018.

General and administrative expenses decreased by $0.2 million, or 1.4% of gross revenue, during the three months ended June 30, 2018. The decrease in general and administrative expenses as a percentage of gross revenue was primarily due to a decrease in costs associated with our project to optimize the Company’s cost structure and lower incentive compensation expense compared to the same period of the prior year.
SRS Depreciation and amortization expense
Depreciation and amortization expense for the three months ended June 30, 2018 increased by $1.3 million, or 0.5% of gross revenue, compared to the three months ended June 30, 2017. The increase was primarily due to acquisitions during fiscal 2018 that have resulted in higher amounts quarterly amortization for the acquired intangible assets.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	$38,450	100.0%	$35,235	100.0%	$3,215
Sales adjustments	(184)	(0.5)%	133	0.4%	(317)	(0.9)%
ARY net revenue	38,266	99.5%	35,368	100.4%	2,898	(0.9)%

Cost of revenue	28,698	74.6%	26,858	76.3%	1,840	(1.7)%
General and administrative	2,945	7.7%	2,724	7.7%	221	—%
ARY EBITDA	6,623	17.2%	5,786	16.4%	837	0.8%

Depreciation and amortization	1,398	3.6%	1,407	4.0%	(9)	(0.4)%
Income from Operations	$5,225	13.6%	$4,379	12.4%	$846	1.2%
ARY gross revenue
ARY gross revenue for the three months ended June 30, 2018 increased by $3.2 million, or 9.1%, compared to the three months ended June 30, 2017. The $3.2 million increase in ARY gross revenue was due to a 4.5% increase in average billing rate and a 4.7% increase in volume.
ARY EBITDA

ARY EBITDA was $6.6 million, or 17.2% of gross revenue, for the three months ended June 30, 2018 compared to $5.8 million, or 16.4% of gross revenue, for the three months ended June 30, 2017. The increase in our ARY EBITDA margin of 0.8% was primarily attributable to a decrease in costs of revenues that was driven by higher volume and average rates during the three months ended June 30, 2018 and a decrease in incentive compensation expense compared to the three months ended June 30, 2017. The increase in our ARY EBITDA margin was partially offset by an increase in negative sales adjustments compared to the three months ended June 30, 2017.
ARY Depreciation and amortization expense
Depreciation and amortization expense for the three months ended June 30, 2018 decreased as a percentage of gross revenue by 0.4% compared to the three months ended June 30, 2017. This was primarily due to certain intangible assets becoming fully amortized during first quarter of the fiscal 2018.

Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018	2017
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$19,476	$15,873	$3,603
Sales adjustments	(272)	(150)	(122)
Corporate and Other net revenue	19,204	15,723	3,481

Cost of revenue	15,053	12,591	2,462
General and administrative	17,944	17,361	583
Depreciation and amortization	4,893	2,445	2,448
Loss from Operations	$(18,686)	$(16,674)	$(2,012)
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our ADH business. ADH gross revenue for the three months ended June 30, 2018 increased by $3.6 million, or 22.7%, compared to the three months ended June 30, 2017. The increase in gross revenue included $3.5 million from acquisitions that closed during and after the three months ended June 30, 2017 and $0.1 million from organic growth.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other costs of revenue for the three months ended June 30, 2018 increased by $2.5 million, as compared to the three months ended June 30, 2017. As a percentage of gross revenue, Corporate and Other cost of revenue decreased by 1.9% compared to the three months ended June 30, 2017. This decrease as a percentage of gross revenue was primarily due to the maturation of two new programs that opened during the prior year.
Corporate and Other operating expense
General and administrative expenses for the three months ended June 30, 2018 increased by $0.6 million as compared to three months ended June 30, 2017.
Depreciation and amortization expense for the three months ended June 30, 2018 increased by $2.4 million, compared to the three months ended June 30, 2017. The increase is due to $1.8 million of accelerated amortization on intangible assets associated with a program closure and additional quarterly amortization for intangible assets related to ADH acquisitions that closed during and after the quarter ended June 30, 2017.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income and changes in the net cash surrender value of Company owned life insurance policies, was expense of $0.1 million for the three months ended June 30, 2018 and June 30, 2017.

Consolidated Interest expense
Interest expense for the three months ended June 30, 2018 increased by $1.9 million as compared to three months ended June 30, 2017. The increase is primarily the result of higher average debt balances due to the $75.0 million incremental term loan funded on October 25, 2017.
Consolidated Provision (benefit) for income taxes
For the three months ended June 30, 2018, we had a provision for income taxes of $4.7 million, or a 32.7% effective tax rate, compared to $4.4 million, or a 37.5% effective tax rate, for the three months ended June 30, 2017. The decrease in our effective tax compared to the third quarter of the prior year is due to the lower corporate tax rate established by the Tax Act enacted in the first quarter of fiscal 2018.
Nine Months Ended June 30, 2018 and 2017
Consolidated Overview

	Nine Months Ended June 30,		Increase
(in thousands)	2018	2017	(Decrease)
Gross Revenue	$1,211,093	$1,109,964	$101,129
Sales Adjustments	(18,376)	(15,826)	(2,550)
Net Revenue	$1,192,717	$1,094,138	$98,579
Income from Operations	43,836	52,008	(8,172)
Operating Margin (as a % of gross revenue)	3.6%	4.7%

Consolidated gross revenue for the nine months ended June 30, 2018 increased by $101.1 million, or 9.1%, compared to the nine months ended June 30, 2017. Gross revenue increased $83.1 million from acquisitions that closed during and after the nine months ended June 30, 2017 and $18.0 million from organic growth. Sales adjustments as a percentage of gross revenue remained relatively consistent during the nine months ended June 30, 2018 and June 30, 2017.

Consolidated income from operations was $43.8 million, or 3.6% of gross revenue, for the nine months ended June 30, 2018 compared to $52.0 million, or 4.7% of gross revenue, for the nine months ended June 30, 2017. The decrease in our operating margin was primarily due to an increase in cost of revenue resulting from an increase in occupancy and direct labor costs as a percentage of gross revenue as well as an increase in depreciation and amortization expense compared to the nine months ended June 30, 2017. The increase in occupancy costs was primarily due to higher levels of open occupancy within our waiver group home programs, increases in rent that were partially due to the Mentis acquisition and $4.8 million of lease termination costs associated with the Program Closures. The increase in direct labor costs was primarily due to higher overtime costs as a result of competitive labor markets partially offset by a decrease in incentive compensation expense compared to the nine months ended June 30, 2017. The increase in depreciation and amortization expense as a percentage of revenue was due to $6.0 million of accelerated amortization on definite-lived intangible assets associated with the Program Closures and additional amortization from intangibles acquired in acquisitions that closed during and after the nine months ended June 30, 2017. The decrease in our operating margin was partially offset by a decrease in general and administrative expense as a percentage of revenue resulting from our cost containment efforts and efficiencies gained from our project to optimize the Company’s cost structure.

I/DD Results of Operations
The following table sets forth the results of operations for the I/DD segment for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
I/DD gross revenue	$774,904	100.0%	$729,104	100.0%	$45,800
Sales adjustments	(10,516)	(1.4)%	(9,897)	(1.4)%	(619)	—%
I/DD net revenue	764,388	98.6%	719,207	98.6%	45,181	—%

Cost of revenue:
Direct labor costs	498,687	64.4%	468,784	64.3%	29,903	0.1%
Direct program costs	30,963	4.0%	30,013	4.1%	950	(0.1)%
Direct occupancy costs	58,001	7.5%	50,228	6.9%	7,773	0.6%
Other direct costs	34,111	4.4%	31,835	4.4%	2,276	—%
Total cost of revenue	621,762	80.3%	580,860	79.7%	40,902	0.6%

General and administrative	37,883	4.9%	38,376	5.3%	(493)	(0.4)%
I/DD EBITDA	104,743	13.4%	99,971	13.6%	4,772	(0.2)%

Depreciation and amortization	31,690	4.1%	27,988	3.8%	3,702	0.3%
Income from Operations	$73,053	9.3%	$71,983	9.8%	$1,070	(0.5)%
I/DD gross revenue
I/DD gross revenue for the nine months ended June 30, 2018 increased by $45.8 million, or 6.3%, compared to the nine months ended June 30, 2017. The increase in I/DD gross revenue included $37.3 million from acquisitions that closed during and after the nine months ended June 30, 2017 and $8.5 million from organic growth. The organic growth was driven by a 1.4% increase in average billing rates compared to the nine months ended June 30, 2017.
I/DD EBITDA

I/DD EBITDA was $104.7 million, or 13.4% of gross revenue, for the nine months ended June 30, 2018 compared to $100.0 million, or 13.6% of gross revenue, for the nine months ended June 30, 2017. The decrease in our I/DD EBITDA margin was due to an increase in cost of revenue as a percentage of gross revenue. The decrease was partially offset by lower general and administrative expense as a percentage of gross revenue compared to the same period of the prior year.
I/DD cost of revenue for the nine months ended June 30, 2018 increased as a percentage of gross revenue by 0.6%, compared to the nine months ended June 30, 2017. This was primarily due to a 0.6% increase in occupancy costs as a percentage of gross revenue attributable to higher levels of open occupancy within our waiver group home programs compared to the nine months ended June 30, 2017 and $0.6 million of lease termination costs related to the Program Closures. Direct labor was relatively consistent as a percentage of gross revenue compared to the nine months ended June 30, 2017 as increases in overtime costs were offset by a decrease in incentive compensation expense.
I/DD general and administrative expenses for the nine months ended June 30, 2018 decreased by 0.4% as a percentage of gross revenue, compared to the nine months ended June 30, 2017. The decrease as a percentage of gross revenue was primarily due to efficiencies gained through our efforts to optimize the Company’s cost structure and a decrease in incentive compensation expense compared to the nine months ended June 30, 2017.
I/DD Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended June 30, 2018 increased by $3.7 million, or 0.3% of gross revenue, compared to the nine months ended June 30, 2017. The increase as a percentage of gross revenue was primarily due to $1.1 million of accelerated amortization for intangible assets associated with the Program Closures and the impact of additional amortization expense from intangibles that were acquired during and after the nine months ended June 30, 2017.
SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	$271,204	100.0%	$234,592	100.0%	$36,612
Sales adjustments	(6,816)	(2.5)%	(5,291)	(2.3)%	(1,525)	(0.2)%
SRS net revenue	264,388	97.5%	229,301	97.7%	35,087	(0.2)%

Cost of revenue:
Direct labor costs	139,909	51.6%	119,817	51.1%	20,092	0.5%
Direct program costs	16,644	6.1%	15,639	6.7%	1,005	(0.6)%
Direct occupancy costs	35,944	13.3%	25,826	11.0%	10,118	2.3%
Other direct costs	6,907	2.5%	6,415	2.7%	492	(0.2)%
Total cost of revenue	199,404	73.5%	167,697	71.5%	31,707	2.0%

General and administrative	23,618	8.7%	20,934	8.9%	2,684	(0.2)%
SRS EBITDA	41,366	15.3%	40,670	17.3%	696	(2.0)%

Depreciation and amortization	23,720	8.7%	17,483	7.5%	6,237	1.2%
Income from Operations	$17,646	6.6%	$23,187	9.8%	$(5,541)	(3.2)%
SRS gross revenue
SRS gross revenue for the nine months ended June 30, 2018 increased by $36.6 million, or 15.6%, compared to the nine months ended June 30, 2017. The increase in SRS gross revenue included $34.0 million from acquisitions that closed during and after the nine months ended June 30, 2017 and $2.6 million from organic growth. The organic growth was driven by an increase in volume of 0.7% and in the average billing rate of 0.4%. Organic growth during the nine months ended June 30, 2018 was negatively impacted by the Program Closures.
SRS EBITDA

SRS EBITDA was $41.4 million, or 15.3% of gross revenue, for the nine months ended June 30, 2018 compared to $40.7 million, or 17.3% of gross revenue, for the nine months ended June 30, 2017. The decrease in our SRS EBITDA margin was primarily due to increases in cost of revenue and net sales adjustments as a percentage of gross revenue compared to the nine months ended June 30, 2017.
Sales adjustments for the nine months ended June 30, 2018 increased by $1.5 million, or 0.2% of gross revenue, compared to the nine months ended June 30, 2017. This was primarily attributable to an increase accounts receivable reserves resulting from higher aged receivables within certain states where changing payor environments have resulted in payment delays, and in some cases, uncollectible accounts.
Cost of revenue for the nine months ended June 30, 2018 increased by 2.0% of gross revenue compared to the nine months ended June 30, 2017. The increase was primarily due to a 2.3% increase in occupancy costs as a percentage of gross revenue and a 0.5% increase in direct labor costs as a percentage of gross revenue. The increase in direct occupancy costs was primarily due to $4.0 million of lease termination costs related to the Program Closures and an increase in rent and utilities expense, that was partially driven by the Mentis acquisition. The increase in direct labor costs was primarily due to an increase in salaries compared to the nine months ended June 30, 2017 and $0.6 million of severance costs related to the Program Closures. The increase in cost of revenue was partially offset by in a 0.6% decrease in direct program costs as a percentage of gross revenue due to lower employment practices liability expense attributable to favorable claims experience and a decrease in food and medical cost due to improvements in our procurement processes that have resulted in more favorable pricing with certain vendors.
General and administrative expenses decreased by 0.2% of gross revenue, compared to the nine months ended June 30, 2017. The decrease in general and administrative expenses as a percentage of revenue was primarily due to a decrease in incentive compensation expense compared to the same period of the prior year.
SRS Depreciation and amortization expense
Depreciation and amortization expense for the nine months ended June 30, 2018 increased by $6.2 million, or 1.2% of gross revenue, compared to the nine months ended June 30, 2017. The increase was primarily due to $2.3 million of accelerated amortization related to definite-lived intangible assets associated with the Program Closures and additional amortization expense resulting from intangible assets acquired in the Mentis acquisition that closed during the first quarter of fiscal 2018.
ARY Results of Operations
The following table sets forth the results of operations for the ARY segment for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
ARY gross revenue	$111,131	100.0%	$106,887	100.0%	$4,244
Sales adjustments	(393)	(0.4)%	(103)	(0.1)%	(290)	(0.3)%
ARY net revenue	110,738	99.6%	106,784	99.9%	3,954	(0.3)%

Cost of revenue	84,607	76.2%	81,301	76.1%	3,306	0.1%
General and administrative	8,907	8.0%	8,869	8.3%	38	(0.3)%
ARY EBITDA	17,224	15.4%	16,614	15.5%	610	(0.1)%

Depreciation and amortization	4,036	3.6%	4,255	4.0%	(219)	(0.4)%
Income from Operations	$13,188	11.8%	$12,359	11.5%	$829	0.3%
ARY gross revenue
ARY gross revenue for the nine months ended June 30, 2018 increased by $4.2 million, or 4.0%, compared to the nine months ended June 30, 2017. The $4.2 million increase in ARY gross revenue was due to a 1.6% increase in volume and a 2.4% increase in average billing rate.
ARY EBITDA

ARY EBITDA was $17.2 million, or 15.4% of gross revenue, for the nine months ended June 30, 2018 compared to $16.6 million, or 15.5% of gross revenue, for the nine months ended June 30, 2017. Our ARY EBITDA margin was relatively flat compared to the nine months ended June 30, 2017, as the impact of an increase in net sales adjustments was offset by lower general and administrative expenses primarily due to a decrease in incentive compensation expense and efficiencies gained through our efforts to optimize our cost structure.
ARY Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended June 30, 2018 decreased by $0.2 million, or 0.4% of gross revenue, compared to the nine months ended June 30, 2017. This was primarily due to certain intangible assets becoming fully amortized during the first quarter of the fiscal 2018.
Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2018	2017
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$53,854	$39,381	$14,473
Sales adjustments	(651)	(535)	(116)
Corporate and Other net revenue	53,203	38,846	14,357

Cost of revenue	43,030	32,134	10,896
General and administrative	58,161	55,814	2,347
Depreciation and amortization	12,063	6,420	5,643
Loss from Operations	$(60,051)	$(55,522)	$(4,529)
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our ADH business. ADH gross revenue for the nine months ended June 30, 2018 increased by $14.5 million, or 36.8%, compared to the nine months ended June 30, 2017. The increase in gross revenue included $11.8 million from acquisitions that closed during and after the nine months ended June 30, 2017 and $2.7 million from organic growth.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other cost of revenue for the nine months ended June 30, 2018 increased by $10.9 million, as compared to the nine months ended June 30, 2017. As a percentage of gross revenue, Corporate and Other costs of revenue decreased by 1.7% compared to the same period of the prior year. This decrease as a percentage of gross revenue was primarily due to the maturation of two new programs that opened during the prior year.
Corporate and Other operating expense
General and administrative expenses for the nine months ended June 30, 2018 increased by $2.3 million as compared to the nine months ended June 30, 2017.
Depreciation and amortization expense for the nine months ended June 30, 2018 increased by $5.6 million, compared to the nine months ended June 30, 2017. The increase was primarily attributable to accelerated amortization expense on intangible assets associated with two ADH program closures and additional amortization expense from intangible assets acquired in acquisitions that closed during and after the nine months ended June 30, 2017.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income and changes in the net cash surrender value of Company owned life insurance policies, was $0.9 million of expense and $0.8 million of income for the nine months ended June 30, 2018 and June 30, 2017, respectively.

Consolidated Interest expense
Interest expense for the nine months ended June 30, 2018 increased by $3.7 million as compared to nine months ended June 30, 2017. The increase is primarily the result of higher average debt balances due to the $75.0 million incremental term loan funded on October 25, 2017.
Consolidated Provision (benefit) for income taxes
For the nine months ended June 30, 2018, we had a benefit from income taxes of $2.4 million, or a (16.8)% effective income tax rate, compared to a provision for income taxes of $10.6 million, or a 38.5% effective income tax rate, for the nine months ended June 30, 2017. The difference in the effective tax rate compared to the nine months ended June 30, 2017 was primarily due to a $6.7 million tax benefit that was recognized in connection with revaluing of the Company’s deferred tax liabilities as a result of the lower corporate tax rate established by the Tax Act enacted in the first quarter of fiscal 2018.

Liquidity and Capital Resources
Our principal uses of cash are to meet working capital requirements, fund debt obligations, finance capital expenditures and acquisitions, and repurchase shares of common stock. Cash flows from operations and borrowings under our senior credit facility have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand, and available borrowings under our senior revolver.
Operating activities
Net cash provided by operating activities was $67.3 million for the nine months ended June 30, 2018 and $70.0 million for the nine months ended June 30, 2017. The decrease in net cash provided by operating activities during the nine months ended June 30, 2018 was primarily attributable to higher interest payments resulting from a $75.0 million incremental term loan funded on October 25, 2017, payments for exit costs related to the Program Closures and changes in working capital accounts due to timing differences compared to the nine months ended June 30, 2017.
Investing activities
Net cash used in investing activities was $131.4 million and $82.2 million for the nine months ended June 30, 2018 and 2017, respectively. Cash paid for property and equipment for the nine months ended June 30, 2018 was $35.6 million, or 3.0% of net revenue, compared to $33.0 million, or 3.0% of net revenue, for the nine months ended June 30, 2017. During the nine months ended June 30, 2018, we paid $97.5 million for nine acquisitions and a net working capital settlement related to a prior year acquisition. During the nine months ended June 30, 2017 we paid $42.4 million for eight acquisitions.
Financing activities
Net cash provided by financing activities was $56.9 million for the nine months ended June 30, 2018 as compared to net cash used in financing activities of $12.4 million for the nine months ended June 30, 2017. The net cash provided by financing activities during the nine months ended June 30, 2018 was primarily attributable to the proceeds of the incremental term loan of $75.0 million which were used for the acquisition of Mentis, partially offset by the use of cash to purchase common stock under the stock repurchase program. The net cash used in financing activities during the nine months ended June 30, 2017 was primarily related to payments on long-term debt and earn-out obligations.

During the nine months ended June 30, 2018, we borrowed an aggregate of $507.3 million under our senior revolver and repaid $497.8 million. There were borrowings of $4.1 million under our senior revolver during the nine months ended June 30, 2017, all of which were repaid during the same period.

On February 8, 2018, we announced that the Board of Directors had approved a stock repurchase program under which the Company is authorized to repurchase up to $25.0 million of the Company’s outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans). The stock repurchase program will expire on August 12, 2018. The Company intends to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the nine months ended June 30, 2018, we repurchased 1,351,892 shares for $19.7 million under the program, which we have implemented through a 10b5-1 plan. As of June 30, 2018, we had remaining authorization to repurchase up to $5.3 million of our common stock under the program.

At June 30, 2018, we had $702.0 million of borrowings outstanding under the term loan facility, and we had $9.5 million of outstanding borrowings and $147.6 million of availability under the senior revolver including $2.9 million in standby letters of credit issued under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of June 30, 2018, $48.5 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.
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
Debt and Financing Arrangements
Senior Secured Credit Facilities

NMHI and NMHH, wholly-owned subsidiaries of Civitas, have a senior credit facility that includes a term loan facility with a stated principal amount of $730.0 million (original $655.0 million term loan plus a $75.0 million incremental term loan funded on October 25, 2017) and a revolving credit facility of $160.0 million. In connection with the facility, NMHI has deposited $50.0 million in a restricted cash account as collateral to support the issuance of letters of credit. As of June 30, 2018, we had $702.0 million of borrowings outstanding under the term loan facility and $9.5 million of borrowings outstanding under the revolving credit facility, and we had $147.6 million available for borrowing under the revolving credit facility due to $2.9 million that was utilized to support letters of credit.

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

As of June 30, 2018, the Company had $702.0 million in term loans outstanding with an average borrowing rate of 5.33%. In addition, the Company has entered into two interest rate swaps on $375.0 million of the term loan principal to effectively fix the interest rate on this portion of the borrowings to 4.80%.
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

(ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of June 30, 2018 and September 30, 2017. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI's usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.00 to 1.00. The springing financial covenant was not in effect as of June 30, 2018 or September 30, 2017 as our usage of the senior revolver did not exceed the threshold for those quarters.
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
Subsequent Event

On July 2, 2018 the Company acquired the assets of Creative Connections, Inc. (“CCI”) for consideration of approximately $2.9 million, including up to $1.5 million of contingent consideration. CCI is located in California and provides community-based services for individuals with intellectual and developmental disabilities. CCI will be included in the Company’s I/DD segment.

On August 1, 2018 the Company acquired the assets of Maintaining Independence Adult Day Services, Inc. (“Maintaining Independence”) for a purchase price of approximately $1.2 million. Maintaining Independence is located in New Hampshire and provides adult day health care services. Maintaining Independence will be included in the Company’s Corporate and Other segment.
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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. As of June 30, 2018, pursuant to an amendment to the senior credit agreement, the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points; plus 2.00%; or (ii) the Eurodollar rate for a one, two, three or six month period at our option (subject to a LIBOR floor of 0.75%); plus 3.00%. A 1% increase in the interest rate on our floating rate debt as of June 30, 2018 would have increased cash interest expense on the floating rate debt by approximately $7.1 million per annum, without giving effect to the interest rate swap agreements discussed below.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Finally, we are also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws and claims for discrimination, wrongful discharge or retaliation. The Company currently has two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as a class-action. Two additional wage and hour class action claims have been settled, one of which was settled and approved by the court on January 31, 2018 and one of which has been preliminarily approved by the court.  Final approval and payment for this claim is expected in September 2018.
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

There have been no material changes for the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2017, except that we are supplementing the following risk factors:

“We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business”

In late December 2017, we discovered that an unencrypted disk sent to us by a third party software provider was lost in the mail.  We conducted an investigation to determine the nature and scope of this incident, the types of information involved and the individuals who may be affected, which was substantially completed in March 2018. Based on the results of the investigation, personal identifiable information of approximately 80 individuals was potentially compromised and personal health information of approximately 7,300 individuals across 35 states was potentially compromised. In accordance with State and Federal law, we notified the state Attorney General office for the State of California, Indiana, Massachusetts, Maryland, New York and New Jersey and the Office of Health and Human Services.  In response to our notification to the Office of Health and Human Services (“HHS”), HHS requested additional information, which we provided in April, 2018. We have notified our cybersecurity insurance provider of the event.  As of the date of this filing, we are not aware of any actual or attempted misuse of information as a result of this incident.

“Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations, increased unionization activities or mandated wage increases ”

On Monday, May 14th, we received notice from the National Labor Relations Board (“NLRB”) that 63 direct service providers in our West Palm Beach, Florida programs had filed a petition with the NLRB seeking to be represented by 1199 SEIU, United Health Workers East.  On June 14, 2018, the workers elected to unionize.  Based on that vote, we are currently negotiating a contract for these workers with 1199 SEIU, United Health Workers East.

For more information regarding the risks regarding our business and industry, please see our Annual Report on Form 10-K for the year ended September 30, 2017.

Item 2.	Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during the three months ended June 30, 2018.
Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended June 30, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
04/01/2018 - 04/30/2018	384,885	$14.94	384,885	$11,694
05/01/2018 - 05/31/2018	388,620	$14.74	388,620	$5,956
06/01/2018 - 06/30/2018	40,040	$16.04	38,874	$5,332
(1) Our employees surrendered an aggregate of 1,166 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended June 30, 2018.
(2) The weighted average price paid per share of common stock does not include the cost of commissions.
(3) On February 8, 2018, we announced that our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to $25.0 million of the Company’s outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans).  The stock repurchase program will expire on August 12, 2018 or the date on which the total repurchase amount has been spent, whichever occurs first. We intend to conduct any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the third quarter of fiscal 2018, we repurchased 812,379 shares for $12.1 million under the program, which we have implemented through a 10b5-1 plan.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

August 7, 2018	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith