Form 10-K
period 2018-09-30
Civitas Solutions, Inc.
filed 2018-12-13
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
Form 10-K
 _____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $270,000,000.
As of November 30, 2018, there were 36,116,252 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement for use in connection with its 2019 Annual Meeting of Stockholders, to be filed no later than 120 days after September 30, 2018 are incorporated by reference to Part III of this report.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to our markets, demand for our services, the political climate and budgetary and rate environment, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, our margins, our liquidity, our labor costs, and costs of ongoing litigation. Terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or similar expressions are intended to identify these forward looking statements. These statements are only predictions. Actual events or results may differ materially.

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

Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 38-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, and elders in need of day health services to support their independence. As of September 30, 2018, we operated in 36 states, serving approximately 12,700 individuals in residential settings and approximately 19,000 individuals in non-residential settings. We have a diverse group of hundreds of public payors that fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors for our services to individuals with acquired brain injuries or other catastrophic injuries and illnesses.
Our core strength is providing a continuum of residential, day and vocational programs, and periodic services to support diverse populations with disabilities and special needs. We currently offer our services through a variety of models, including (i) neighborhood group homes, most of which are residences for six or fewer individuals, (ii) host homes, or the “Mentor” model, in which a person lives in the private home of a licensed providers, (iii) in-home settings, within which we support an individual's independent living or provide therapeutic services, (iv) specialized community facilities to support individuals with more complex medical, physical and behavioral challenges, and (v) non-residential care, consisting primarily of day and vocational programs and periodic services that are provided outside the individual's home. As of September 30, 2018, our services were provided by approximately 23,600 full-time equivalent employees, as well as more than 3,500 independently-contracted host home providers.
The Company
Civitas Solutions, Inc. is the parent and public reporting entity of a consolidated group of subsidiaries that market their services under The MENTOR Network tradename. Prior to October 1, 2015, Civitas Solutions, Inc. was a subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. Approximately 54% of the Common Stock of Civitas Solutions, Inc. is owned by Vestar. Our common stock is listed on the New York Stock Exchange under the ticker symbol CIVI .
Description of Services by Operating Division
We have four operating divisions, Community Support Services ("CSS"), Specialty Rehabilitation Services (“SRS”), Children & Family Services ("CFS") and Adult Day Health ("ADH"). Each operating division represents a reportable segment except ADH, which is included within Corporate and Other, because it does not meet the thresholds for separate reporting. As of October 1, 2018, Community Support Services and Children & Family Services are new names for the operating divisions formerly referred to as Intellectual and Developmental Disabilities ("I/DD") and At-Risk Youth ("ARY") respectively. There were no changes to the composition of the operating divisions as a result of these name changes.
We do not derive any revenues from countries outside the United States.

Community Support Services (CSS)
Our CSS operating division is focused on supporting individuals with intellectual and developmental disabilities ("I/DD") through programs that include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care. We provide services to these individuals through small group homes, Intermediate Care Facilities for Individuals with Intellectual and/or Developmental Disabilities (“ICFs-I/DD”), host homes, in-home settings and non-residential settings. We operate approximately 1,500 group homes and 150 ICFs-I/DD. As of September 30, 2018, we provided CSS services to approximately 18,500 individuals in 21 states. In fiscal 2018, our CSS services generated net revenue of $1,025.6 million, representing 64.0% of our net revenue. We receive substantially all our revenue for CSS services from a diverse group of state and local governmental payors.
Specialty Rehabilitation Services (SRS)
Our SRS operating division delivers health care and community-based health and human services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses.
Our SRS operating division is focused on rehabilitation and transitional living services and more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include: neurorehabilitation; neurobehavioral rehabilitation; specialized nursing; physical, occupational and speech therapies; supported living; outpatient treatment; and pre-vocational services. Our goal is to provide a continuum of care to allow individuals to achieve the highest level of function possible while enhancing their quality of life. We provide these services primarily through specialized community facilities, small group homes, in-home and non-residential settings. As of September 30, 2018, our SRS operations provided services in 25 states and served approximately 2,200 individuals nationally. In fiscal 2018, our SRS services generated net revenue of $356.3 million, representing approximately 22.2% of our net revenue. In fiscal 2018, we received 51% of our SRS revenue from non-public payors, such as commercial insurers, workers’ compensation funds, managed care and other private payors and 49% from state, local and federal governmental payors.
Children & Family Services (CFS)
Our CFS operating division is focused on supporting youth with emotional, behavioral and/or medically complex challenges through programs that include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs. Our individualized approach allows us to work with an ever-changing population that is diverse demographically as well as in type and severity of condition. We provide these services through host homes, group homes, educational settings, in their family homes and in other non-residential settings. As of September 30, 2018, we provided CFS services to approximately 6,000 children, adolescents and their families in 9 states. In fiscal 2018, our CFS services generated net revenue of $147.7 million, representing 9.2% of our net revenue. We receive substantially all our revenue for CFS services from a diverse group of state and local governmental payors.
Adult Day Health (ADH)
Our newest operating division, ADH, delivers elder services including case management, nursing oversight, medication management, nutrition, daily living assistance, transportation, and therapeutic services. Our adult day health facilities provide outpatient, center-based services to approximately 5,000 adults in a group environment in 4 states. In fiscal 2018, our ADH services generated net revenue of $72.6 million, representing 4.5% of our net revenue. We receive substantially all our revenue for ADH services from state and local governmental payors.
Industry Overview
We provide home- and community-based services to large populations of individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. These populations are must serve due to the nature of their disabilities, which in many cases are life-long and irreversible, or their status as children, adolescents, or elders. Within the broader health and human services market, we currently serve four primary populations:

•
Intellectual and Developmental Disabilities (I/DD). Based on reports prepared by Dr. David Braddock, public spending on I/DD services was estimated to be $65.2 billion in 2015, of which approximately 85% was spent to provide services in community settings of six or fewer beds, our target market, and for other non-institutional services, including supported living, supported employment and family assistance. In 2015, there were approximately

5.1 million individuals with an intellectual or developmental disability across the nation. Over the past two decades, the delivery of services to the I/DD population in supervised residential settings has grown significantly and, at the same time, there has been a shift from institutional settings to home- and community-based settings. Dr. Braddock is Associate Vice President of the University of Colorado (CU) System and Executive Director of the Coleman Institute for Cognitive Disabilities.

•
Acquired Brain Injury (ABI). The market for acute care and rehabilitation for individuals with ABI is approximately $10.0 billion annually, according to the Centers for Disease Control and Prevention. According to the Brain Injury Association of America (“BIAA”), more than 3.2 million children and adults sustain a brain injury each year, many of which result in complex, life-long medical and/or behavioral issues that require specialized care. Approximately 5.3 million individuals in the United States are living with permanent disability as a result of an ABI. Many of these individuals are currently served in costly and often medically inappropriate care settings such as long-term acute care facilities and nursing homes. We expect that there will be a continuing shift in care delivery to more appropriate community-based settings such as those that we offer.

•
Children & Family Services (CFS). According to reports published by the organization Child Trends, an estimated $29.1 billion was spent in state fiscal year 2014 on child welfare, including spending for residential and non-residential family support services such as those that we offer. Approximately 4.1 million referrals for abuse or neglect, which involved an estimated 7.4 million children, were investigated or assessed in the United States in federal fiscal year 2016. An estimated 688,000 children and adolescents were served by the foster care system in 2016. According to the Federal Department of Health and Human Services AFCARS data, there were nearly 437,000 children and adolescents in foster care as of September 30, 2016. Of those individuals, approximately 196,000 are living in non-relative foster family homes, which includes the therapeutic foster care market, the primary market for our residential CFS services.

•
Adult Day Health (ADH). The ADH portion of the elder services market is an estimated $8.5 billion based on an IBISWorld 2018 report. IBISWorld forecasts growth to be at an annualized rate for ADH of 5.5% with revenue for this industry projected to reach $11.1 billion in 2021. We believe that there will be a growing demand for ADH services for several reasons, including that the population of adults 65 years of age and older is a growing demographic. According to the United States Census Bureau, the population of individuals age 65 and older will reach 82.8 million by 2050, almost double the estimated population of 49.2 million in 2016. Moreover, states are increasingly looking for alternatives to more expensive models of home-based, residential and institutional care. The ADH market, like other markets in which we operate, is highly fragmented with opportunities for consolidation.

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
We monitor the market nationally for businesses that we can acquire at attractive prices and efficiently integrate with our existing operations. From the beginning of fiscal 2014 through September 30, 2018, we have successfully acquired 55 companies, at an aggregate purchase price of approximately $329.5 million, including $9.7 million to settle contingent consideration obligations.
Leverage our Core Competencies to Drive the Organic Growth of High-Quality Services.

We expect to capture the embedded growth opportunities resulting from organic growth initiatives and leverage our core competencies to further expand our presence in markets we currently serve and to further expand our geographic footprint in our existing service lines. During our 38-year history, we have developed and refined a core set of competencies through our experience developing customized service plans for complex cases and supporting our operations with expertise in areas such as quality improvement, risk management, compliance and quality improvement.
Continue to Invest in our New Start Programs.
A key driver of growth has been our new start programs that have historically generated attractive returns on our investments. Our demonstrated ability to quickly launch new start programs positions us well to meet new sources of market demand. New starts, which typically turn profitable within 18-24 months, require modest investments, consisting of operating losses and capital expenditures. Investments in the form of operating losses of approximately $16.3 million in new starts between fiscal 2012 and fiscal 2013 generated net revenues and operating income of approximately $83.4 million and $22.0 million, respectively, in fiscal 2018. Investments in the form of operating losses of approximately $11.8 million in new starts between fiscal 2014 and fiscal 2015 generated net revenues and operating income of approximately $57.1 million and $9.4 million, respectively, in fiscal 2018. Investments in the form of operating losses of approximately $13.0 million in new starts between fiscal 2016 and fiscal 2017 generated net revenues and operating income of approximately $33.7 million and $4.6 million, respectively in fiscal 2018. We have made a number of recent investments that we believe will continue to drive near term growth as they reach maturity. Our average annual new start investment in fiscal 2016 through fiscal 2018 was approximately $6.4 million. We intend to continue to aggressively pursue new start opportunities with attractive rates of return.
Expand our SRS Platform.
We intend to leverage our scale and leadership position to continue to expand our SRS platform through continued organic growth in new and existing markets, as well as through opportunistic acquisitions. We are the only provider with a national platform dedicated to providing post-acute care for individuals with brain injuries or other catastrophic injuries and illnesses, and thus we believe we are the leader serving this market. We have grown our SRS operating division revenue by over 70 percent since fiscal 2013, achieving a 11.3% compound annual growth rate in net revenue over that period. Furthermore, our SRS business is funded by a highly attractive payor mix, with approximately 51% of net revenues in fiscal 2018 derived from commercial insurers and other private entities.
Pursue Opportunities in Adjacent Markets and Complementary Service Lines that Diversify our Service Offerings.
We have a proven track record of developing new service areas, as evidenced by the growth of our SRS segment, and we intend to leverage our core competencies and relationships with state agencies to pursue opportunities in adjacent markets, particularly the $7.1 billion market for ADH, which we entered in 2014 with the acquisition of the Mass Adult Day Health Alliance. Since completing this acquisition, we have opened two additional ADH centers in Massachusetts and have acquired seven additional companies located in Massachusetts, Maryland, New Jersey and New Hampshire. We are continuing to evaluate opportunities to expand this service both organically and through potential acquisitions. In the future, we may explore additional opportunities to leverage our periodic, day and residential service models to support individuals in the broader elder care market as well as other adjacent markets, such as those serving youth with autism and individuals with mental health needs.
Customers and Contracts
Our customers that pay us to provide services to the individuals we support are governmental agencies, non-public payors and not-for-profit organizations. Our CSS and CFS services, as well as a significant portion of our SRS services, are delivered pursuant to contracts with various governmental agencies, such as state departments of developmental disabilities, juvenile justice, child welfare and the Federal Veterans Health Administration. Such contracts may be issued at the county or state level, depending upon the structure of the service system of the state in question. In addition, approximately 51% of our SRS revenue is derived from contracts with commercial insurers, workers’ compensation carriers and other non-public payors.
In all of our service lines, either the individuals that we support and/or the payors/referral sources (e.g., state agencies) select us as a provider and, although an individual funded by Medicaid has the right to choose an alternative provider at any time, it has been our experience that the individuals we support change providers infrequently. We believe that many of the individuals we support develop close relationships with their direct support professionals and our organization. Although an individual may develop a close relationship with his or her direct support professional, it is our experience that if such direct support professional leaves our employment, the individuals we support rarely elect to switch providers based on such direct support professional's departure. The length of stay varies widely based on individual needs. For instance, in our SRS segment, an individual's care may be focused on rehabilitation, in which case we will provide services for several months, or, if an individual suffered a catastrophic illness or accident, that individual could remain in our care for the duration of their life, which could span years or decades. In our CSS business, the length of stay is generally years, and often we support individuals for decades. In our CFS business, the length of treatment can vary widely but most often is for several months.
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
During fiscal 2018, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, Massachusetts, Ohio and Indiana, our five largest revenue-generating states, comprised 41% of our net revenue. During fiscal 2017, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, Indiana, Massachusetts, and New Jersey, our five largest revenue-generating states, comprised 40% of our net revenue. During fiscal 2016, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, Indiana, New Jersey, and Massachusetts, our five largest revenue-generating states, comprised 41% of our net revenue. Of the 36 states the Company operates in, Minnesota is our largest state and generates revenue from our contracts with state and local governmental payors which accounted for 16%, 15%, and 15% of our net revenue in fiscal years 2018, 2017 and 2016, respectively. Contracts with state and local governmental payors in California, our second largest state, accounted for 10% of our net revenue in fiscal years 2018 and 2017. No other states accounted for 10% or more of our net revenue during fiscal years 2018, 2017, or 2016.
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
We use equally rigorous methods to identify and contract with independent contractor providers (host home providers), whether in an adult host home or foster care environment. In addition to pre-service and in-service orientation to familiarize the host home providers to the specifics of our model and expectations, the contracted host home providers in our CSS and CFS businesses receive a detailed briefing tailored to the individualized needs of the individual or child placed in their home. Prior to any placements being made, we conduct a home study to evaluate the appropriateness of any placement and conduct interviews and criminal background checks on adult members residing in the host home provider household. The services provided by host home providers are evaluated for contractual compliance by our case manager or coordinator according to standards set by licensing and regulatory agencies as well as our own quality standards. While host home providers can provide services independently, they have access to emergency telephone triage and on-site crisis intervention, if necessary. Host home providers also avail themselves of support groups, whether independent or offered at the program office.
Employees and Independent Contractors
As of September 30, 2018, we had approximately 23,600 full-time equivalent employees and more than 3,500 independent contractors. Although our employees are generally not unionized, we have one business in New Jersey with approximately 40 employees who are represented by a labor union and one business in Florida with approximately 62 employees that voted to unionize in June 2018. We consider our employee relations to be good.
Sales/Business Development and Marketing
We market our services nationally as The MENTOR Network, a national network of local service providers. We operate under several brands across the country, predominantly under the REM and MENTOR brands in our CSS and CFS operating divisions and the NeuroRestorative and CareMeridian brands in our SRS operating division.

The majority of individuals we serve in the CSS and CFS operating divisions come to us through third-party referrals, and frequently our CSS referrals come through recommendations to family members from state or local agencies. Since our operations depend heavily on these referrals, we seek to ensure that we provide high-quality services in all states in which we operate, allowing us to enhance our name recognition and maintain a positive reputation with state and local agencies.
Relationships with referral sources are cultivated and maintained at the local level by key operations managers and supported by an array of corporate resources including marketing communications, government relations and business development services to promote both new and existing product lines.
Our SRS sales activities are independently organized from those of our CSS and CFS businesses. We have dedicated, geographically assigned clinical marketing and sales staff cultivating relationships with public and private payors, referral sources and directly with potential participants and their families. These regional teams are also supported by corporate resources as outlined above.
To further distinguish ourselves in each operating division, we have established a comprehensive presence at both the national and local level through a robust online presence, including social media. Additionally, through our government relations and business development activities, we believe we have successfully positioned ourselves to anticipate and meet the needs of our public partners.
Competition
Community Support Services (CSS)
The CSS market is highly fragmented, with both not-for-profit and for-profit providers ranging in size from small, local agencies to large, national organizations. We and the other leading national provider account for less than 4% of services by revenue in the CSS market. Although state and local governments continue to supply a small percentage of services, the majority of services are provided by the private sector. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of the not-for-profit companies are affiliated with advocacy groups such as community mental health and religious organizations.
Specialty Rehabilitation Services (SRS)
We compete with local providers, both large and small, including hospitals, post-acute rehabilitation facilities, residential community-based facilities, day treatment centers and outpatient centers specializing in long-term catastrophic care and short-term rehabilitation. This market also includes several large national providers of general inpatient and outpatient rehabilitation services.
Children & Family Services (CFS)
The CFS market is extremely fragmented, with several thousand providers in the United States. Competitors include both not-for-profit and for profit local providers serving one particular geographic area to a single state, and, to a limited extent, multi-state providers.

Adult Day Health (ADH)

The ADH market in the United States is highly fragmented, with approximately 12,500 providers operating 15,300 centers according to IBISWorld. The majority of providers are relatively small companies, and only 33% of these providers have two or more locations. In 2016, the National Center on Health Statistics reported that for-profit providers served approximately 45% of the nearly 286,000 individuals who received this service.
Regulatory Framework
We must comply with comprehensive government regulation of our business, including federal, state and local statutes, regulations and policies governing the licensing of services, the quality of service, participation in State and Federal payment systems, the revenues received for services, and reimbursement for the cost of services. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations.
The following regulatory considerations are critical to our operations:

Funding. Federal and state funding for our services is subject to frequent statutory and regulatory changes, contracting and managed care initiatives, level of care assessments, court orders, rate setting and state budgetary considerations, all of which may materially increase or decrease reimbursement for our services. We actively participate in local and national legislative initiatives that seek to impact funding and regulation of our services. We derive revenues for our CSS and CFS services and a significant portion of our SRS services from Medicaid programs.
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
From time to time we receive notices from regulatory inspectors that, in their opinion, there are deficiencies resulting from a failure to comply with various regulatory requirements. We review such notices and take corrective action as appropriate. In most cases we and the reviewing agency agree upon the steps to be taken to address the deficiency and, from time to time, we or one or more of our subsidiaries may enter into corrective action plans with regulatory agencies requiring us to take certain actions in order to maintain our licenses or certification. Serious or repeat deficiencies, or failure to comply with corrective action plans, may result in the assessment of fines or penalties, referral holds, payment suspensions and/or decertification or de-licensure actions by various federal or state regulatory agencies.
We deliver services and support under a number of different funding and program provisions. Our most significant sources of funding for our CSS services are home and community based waiver programs ("HCBS Waiver"), Medicaid programs for which eligibility is based on a set of criteria (typically disability or age) established by the state and approved by the federal government. There is no uniformity among states and/or regulations governing our delivery of waivered services to individuals. Each state where we deliver services operates under a plan submitted by the state to Centers for Medicare and Medicaid Services (“CMS”) which approves the state plan and thereby authorizes the state to use Medicaid funds in non-institutional settings using federal financial participation (“FFP”). Typically the state writes state specific regulations governing providers and services provided under the state waiver program. Consequently, there is no uniform method of describing or predicting the content or impact of regulations across states where we deliver HCBS Waiver services. On March 17, 2014, a federal regulation governing HCBS Waiver programs became effective. The rule establishes eligibility requirements for payment for Medicaid home and community-based services provided under the “waiver” program. Under the rule, home- and community-based settings must be integrated in and support full access to the greater community, be selected by the individual from different setting options, ensure individual rights of privacy, and optimize autonomy and independence in making life choices. The rule includes additional requirements for provider-owned or controlled home and community-based residential settings, including that the individual has a lease or other legally enforceable agreement, and standards related to the individual’s privacy, control over schedule and visitors, and physical accessibility of the setting. States have the option to request a variation or delay of compliance with the federal standards for as long as five (5) years from the effective date. Each state has its own implementation scheme and schedule, which presents implementation costs and challenges. At this juncture seven states and the District of Columbia have received final approval of their Statewide Transition Plans, and it remains unclear how other states will implement this regulation. Accordingly, the total cost of compliance with the HCBS waiver remains uncertain.
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
Conviction of abusive or fraudulent behavior with respect to one facility or program may subject other facilities and programs under common control or ownership to disqualification from participation in the Medicaid program. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals (included but not limited to officers, directors, owners and key employees) have been debarred, suspended or declared ineligible or have been voluntarily excluded from participating in federal contracts. In addition, some state regulations provide that all facilities licensed with a state under common ownership or control are subject to delicensure if any one or more of such facilities are delicensed.
We must also comply with the standards set forth by the Office of Inspector General (“OIG”) governing internal compliance and external reporting requirements. We regularly review and monitor OIG advisory opinions, although they are often limited in their application to community-based Medicaid providers. Significant legislative, media and public attention has recently focused on health care. Because the law in this area is complex and continuously evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with our current practices. It is possible that outside entities could initiate investigations or future litigation impacting our services and that such matters could result in penalties and adverse publicity. It is also possible that our executive and other management personnel could be included in these investigations and litigation or be named defendants.
We are also subject to a large number of employment related laws and regulations, including laws regarding discrimination, wrongful discharge, retaliation, and federal and state wage and hours laws.
The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”), imposed requirements and restrictions, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our employees, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on product pricing.
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
Efforts at the federal level to reduce the federal budget deficit, restructure the Medicaid program, and/or repeal or replace the Patient Protection and Affordable Care Act pose risk for significant reductions in federal Medicaid matching funds to state governments. Such efforts could include proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants, per capita caps or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by Congress that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.
Budgetary pressures, a decline in tax revenue, as well as other economic, industry, and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. There is also risk that previously appropriated funds could be reduced through subsequent legislation or that the Federal Government will fail to approve amendments to a waiver plan proposed by a state. In the past, several states in which we operate, including the states of Minnesota, California, Massachusetts, Indiana, Arizona, and West Virginia, where we generate significant revenue have implemented rate reductions, rate freezes and service reductions in response to state budgetary deficits. Delays in payment caused by a state's financial pressures could have a material adverse effect on our cash flows, liquidity and financial condition. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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
Although our employees are generally not unionized, we acquired one business in New Jersey in 2010 that currently has approximately 40 employees who are represented by a labor union. From time to time, we experience attempts to unionize certain of our non-union employees. In June 2018, we lost a union petition to organize approximately 62 employees in Florida. The National Labor Relations Board (“NLRB”) currently has a rule that significantly reduces the maximum number of days to hold a union election and this reduction in the open election period limits the Company’s ability to adequately inform employees regarding the risks associated with unionization. Future unionization activities could result in an increase of our labor and other costs. If any employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
We expect increases in payroll expenses as a result of recent policy initiatives to increase the minimum wage.  The financial impact of such increases is not expected to be material in most of our states with an increasing minimum wage, and in others we anticipate receiving corresponding rate increases intended to pay for much of or all of the increased expense incurred as a result of the higher minimum wages.  However, we cannot assure you that there will not be a material impact from increasing minimum wages in the future.
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
There are currently two pending complaints in California state court that allege certain wage and hour violations of California laws and seek to be designated as class-actions. Two additional wage and hour class actions brought in California have been settled and approved by the court.The Company's policy is to accrue for all probable and estimable claims using information available at the time the financial statements are issued. Actual claims could settle in the future at materially different amounts due to the nature of litigation.
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
Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 4.9% of our revenue is derived from contracts based on a retrospective cost reimbursement model, whereby we are required to maintain a certain cost structure in order to realize the specified rate. For such programs, if our costs are less than the required amount, we are required to return a portion of the revenue to the payor. Some of our programs are also subject to prospective rate adjustments based on current spending levels. For such programs, we could experience reduced rates in the future if our current spending is not sufficient. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected.
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
In late December 2017, we discovered that an unencrypted disk sent to us by a third party software provider was lost in the mail.  We conducted an investigation to determine the nature and scope of this incident, the types of information involved and the individuals affected.  Based on the results of the investigation, personal identifiable information of approximately 80 individuals was potentially compromised and personal health information of approximately 7,300 individuals across 35 states was potentially compromised.  We offered free credit monitoring to the 80 individuals where personal identifiable information was potentially compromised.  In accordance with State and Federal Law, we notified the state Attorney General office for the states of California, Indiana, Massachusetts, Maryland, New York and New Jersey and the Office of Health and Human Services.  In response to our notification to the Office of Health and Human Services (“HHS”), HHS requested additional information which we have provided.  We have notified our cybersecurity insurance provider of the event.  As of the date of this filing, we are not aware of any actual or attempted misuse of information as a result of this incident.
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
The Patient Protection and Affordable Care Act imposed mandates on employers and individuals. Since January 2014, we offer employees health coverage that meets the requirements of the Patient Protection and Affordable Care Act. Uncertainty and speculation regarding the possible repeal of all or a portion of the Patient Protection and Affordable Care Act has continued since the Presidential election in 2016. Depending upon claims experience or enrollment changes in our new plans, or changes to the existing law, our cost for employee health insurance could materially increase. Moreover, if the coverage we are offering isn’t competitive with the health insurance benefits our employees could receive at other employers, we may become less attractive as an employer and it may become more difficult for us to compete for qualified employees.

Economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.

Our government payors rely on tax revenue to pay for our services. In the wake of the last economic recession that began in 2008, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. Furthermore, even after nine years of economic improvement, state tax revenue is on average only slightly above prerecession levels, after adjusting for inflation, and only 34 states' revenues have surpassed prerecession levels in inflation adjusted terms. If the economy were to contract into a recession, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. If the credit rating of the federal government is downgraded, it is possible there will be related downgrades of state credit ratings as well. If this or unrelated state downgrades occur, it could be more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be impaired.

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
The reimbursement process is time consuming and complex, and there can be delays before we receive payment. Government reimbursement, facility credentialing, Medicaid recipient eligibility, service authorization procedures, and the use of MCOs, are often complicated and burdensome, and delays can result from, among other things, securing documentation and coordinating necessary eligibility paperwork between agencies. Similar issues arise in seeking payment from some of our private payors. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times and manage other administrative requests before payment is remitted. Missed filing deadlines can cause rejections of claims. If there is a billing error, the process to resolve the error may be time-consuming and costly. To the extent that complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for write-offs. We can provide no assurance that we will be able to collect payment for claims at our current levels in future periods. The risks associated with third-party payors and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our liquidity, cash flows and operating results.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of our internal controls over financial reporting. If we are unable to remedy deficiencies, or if we identify additional deficiencies in the future, we may be unable to conclude that our internal control over financial reporting is effective or obtain an unqualified opinion from our independent registered public accounting firm.

We have a history of losses, and we might not be profitable in the future.
Due in large part to our high levels of indebtedness, prior to fiscal 2015 we have had a history of losses. Although we generated net income of $14.9 million, $6.3 million, and $9.2 million for the years ended September 30, 2018, 2017, and 2016, respectively, and have decreased our interest obligations by repaying all of our senior notes and refinancing our senior secured credit facilities, we could report losses in the future. Other factors may cause us to report losses in the future, including reductions in funding for our services, reductions in reimbursement rates, increases in our costs, increased competition and other factors described elsewhere under this “Item 1A, Risk Factors”.

Our level of indebtedness could adversely affect our liquidity and ability to raise additional capital to fund our operations, and it could limit our ability to invest in our growth initiatives or react to changes in the economy or our industry.
We have a significant amount of indebtedness and substantial leverage. As of September 30, 2018, we had total indebtedness, excluding capital lease obligations, of $700.1 million and an ability to borrow up to an additional $157.1 million under our revolving credit facility. On January 31, 2019, the aggregate revolving commitments under the revolving credit facility will decrease from $160.0 million to $70.0 million. Borrowings under the senior secured credit facilities bear interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our debt service obligations on any portion of our variable rate indebtedness that we have not hedged would increase even though the amount borrowed remained the same. We expect to continue to make new investments in our growth that may reduce liquidity, and we may need to increase our indebtedness in the future.
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
In addition to our significant amount of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the fiscal year ended September 30, 2018 our aggregate rental expense for these leases was $92.9 million. We expect this number will increase during fiscal 2019 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.
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
A loss of our status as a licensed service provider in any jurisdiction could result in the termination of existing services and our inability to market our services or acquire other services in that jurisdiction.
We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and local government has its own regulations, which can be complicated. Additionally, each of our operating divisions can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations is cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including the:

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
For the fiscal years ended September 30, 2018, 2017, and 2016, approximately 16%, 15%, and 15% of our net revenue was derived from contracts with government agencies in the State of Minnesota, respectively. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our revenues and possibly the loss of contracts. In 2018, through the waiver amendment process, CMS questioned whether a series of rate increases were duplicating intended impact and declined to provide federal match funding. Accordingly, effective July 1, 2018, a 7% rate decrease for a portion of the individuals that we serve in the state went into effect. While the state legislature attempted to reverse the cut prior to the effective date, and may attempt to do so again when the state legislature reconvenes in 2019, there is no assurance that the rate cut will be reversed, and we can provide no assurance there will be no additional rate reductions in the future in Minnesota. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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
In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require spending in advance of revenue. For example, states such as Ohio, California and Pennsylvania are in the process of transitioning individuals with intellectual and developmental disabilities from state-run institutions and other large institutional settings into community-based settings such as ours. Responding to opportunities such as these typically requires significant investment of our resources in advance of revenue.
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

Expenses incurred under governmental agency contracts for any of our services, as well as management contracts with providers of record for such agencies, are subject to review by agencies administering the contracts and services. Representatives of those agencies visit our group homes to verify compliance with state and local regulations governing our service operations. A negative outcome from any of these examinations could increase government scrutiny, increase compliance costs or hinder our ability to obtain or retain contracts. Any of these events could have a material adverse effect on our business, financial condition and operating results.
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

On March 17, 2014, a federal regulation governing home- and community-based services became effective. The rule establishes eligibility requirements for Medicaid home and community-based services provided under the “waiver” program. The waiver program allows the states to furnish an array of home- and community-based services and avoid institutional care. Under the new rule, home- and community-based settings must be integrated in and support full access to the greater community, be selected by the individual from different setting options, ensure individual rights of privacy, and optimize autonomy and independence in making life choices. The rule includes additional requirements for provider-owned or controlled home and community-based residential settings, including that the individual has a lease or other legally enforceable agreement, and standards related to the individual’s privacy, control over schedule and visitors, and physical accessibility of the setting. The rule requires that each state submit a transition plan to the federal government that describes how each state will implement the new regulation. At this juncture seven states and the District of Columbia have received final approval of their Statewide Transition Plans, and it remains unclear how other states will implement this regulation. The rule presents some implementation challenges, as some of the broad requirements may conflict with the needs and/or precautions that we must take for some of the individuals that we serve. It is unclear how each state will seek to address this potential conflict, and the impact and costs of implementation and compliance with this regulation are currently unknown. States have the option to request a variation or delay of compliance with the federal standards for as long as five years from the effective date. Moreover, each state Medicaid agency may interpret and submit different requests and extension timelines.
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
A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 55.8% and 55.9% of the total assets on our consolidated balance sheets as of September 30, 2018 and 2017, respectively.
We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. During the years ended September 30, 2017 and 2016, we recorded goodwill and indefinite-lived intangible asset impairment charges of $31.0 million and $10.3 million, respectively associated with our ADH businesses. (Refer to Note 7, "Goodwill and Intangible Assets") There were no impairment charges related to goodwill or indefinite lived intangible assets recorded during year ended September 30, 2018.
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
Our growth depends on the continuation of trends in our industry toward providing services to individuals in smaller, community-based settings and increasing the percentage of individuals served by non-governmental providers. For example, while demand for foster care services has been increasing for the last several years, during the course of much of the prior decade, state governments increasingly adopted policies that emphasized greater family preservation and family reunification for at-risk youth, which reduced the demand for foster care services, caused us to adapt our service offerings and contributed to our decision to divest CFS operations in six states. Shifts in public policy and, therefore, our future success, are subject to a variety of political, economic, social and legal pressures, all of which are beyond our control. A reversal in the downsizing and privatization trends could reduce the demand for our services, which could adversely affect our revenue and profitability.
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

Although as of September 30, 2018, we ceased relying upon the exemptions listed above, we may rely on them in the future if we continue to qualify as a "controlled company." Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

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

Vestar owns approximately 54% of our common stock. As a result, Vestar has the ability to control the outcome of matters submitted to a vote of stockholders. In addition, under the director nominating agreement that we entered into in connection with our IPO (the “Nominating Agreement”), affiliates of Vestar will have the right to nominate directors for election to our Board of Directors, and we will agree to support those nominees. Under certain circumstances, those nominees could constitute a majority of our Board of Directors even though affiliates of Vestar at the time owns less than a majority of our common stock, giving Vestar decision-making control over us. Matters over which Vestar may, directly or indirectly, exercise control include:

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of September 30, 2018, we had 36,116,252 shares of common stock outstanding and 350,000,000 shares of common stock authorized under our amended and restated certificate of incorporation.

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

As of September 30, 2018, holders of an aggregate of approximately 20.3 million shares of our common stock (including Vestar and certain of our directors and executive officers) had the right, subject to certain conditions, to require us to register shares of our common stock pursuant to the terms of a registration rights agreement between us and the holders of those shares. We have also registered the shares of common stock issuable upon the exercise of stock options and RSUs granted under our 2014 omnibus incentive plan on a registration statement on Form S-8.

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
Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2018, we provided services in 355 owned facilities and 1,862 leased facilities, as well as in homes owned by our Mentors. We also own 4 offices and lease 201 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by exercising options on leases or by finding alternative space.

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
Finally, we are also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws and claims for discrimination, wrongful discharge or retaliation. The Company currently has two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions. Two additional wage and hour class actions have been settled and approved by the court.
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
Market Information
Our common stock trades on the NYSE under the symbol “CIVI”.
Stockholders
On November 30, 2018, there were 36,116,252 shares of our common stock outstanding, held by 13 stockholders of record, one of which was Cede & Co., which is the nominee of shares held through The Depository Trust Company. The number of beneficial owners is substantially greater than the number of owners of record because a significant portion of our common stock is held through brokerage firms.
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock from September 17, 2014 through September 30, 2018 with the cumulative total return of the Russell 2000 Healthcare Services Index and the NYSE Composite. This graph assumes an investment of $100.00 in our common stock and in each of the indexes on September 17, 2014 and its relative performance is tracked through September 30, 2018. We paid no dividends on our common stock during the period covered by the graph. Measurement points are September 17, 2014 and the last trading day of each subsequent month end through September 30, 2018.
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

Dividends
We did not pay any cash dividends during fiscal 2018 or fiscal 2017. We do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock is limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of NMHI’s current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in NMHI’s current and any future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.
In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended September 30, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
7/1/2018 - 7/31/2018	84,568	$16.26	84,568	$3,954
8/1/2018 - 8/31/2018	34,325	$16.35	34,325	$—
9/1/2018 - 9/30/2018	3,077	$14.57	0	$—
(1) Our employees surrendered an aggregate of 3,077 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended September 30, 2018.
(2) The weighted average price paid per share of common stock does not include the cost of commissions.
(3) On February 8, 2018, we announced that our Board of Directors approved a stock repurchase program under which we were authorized to repurchase up to $25.0 million of the Company’s outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans).  We conducted any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the fourth quarter of fiscal 2018, we repurchased and retired 118,893 shares for $1.9 million under the program, which was implemented through a 10b5-1 plan. The stock repurchase program expired on August 12, 2018, and we do not have authorization to repurchase any additional common stock under the program.

Unregistered Sales of Equity Securities
No unregistered equity securities of the Company were sold during fiscal 2018.

Item 6.	Selected Financial Data
We derived the selected consolidated financial data below from the consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K and from the consolidated financial statements and the related notes included in previous Annual Reports on Form 10-K that we filed with the SEC.
The selected information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included elsewhere in this report.

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(Amounts in thousands, except share and per share amounts)
Statements of Operations Data:
Net revenue	$1,602,202	$1,474,510	$1,407,587	$1,366,946	$1,255,838
Cost of revenue	1,280,608	1,160,528	1,092,181	1,059,364	983,043
Operating expenses:
General and administrative expenses	171,803	166,376	174,398	162,839	145,041
Goodwill and intangible impairment	—	31,002	10,251	10,660	—
Depreciation and amortization	95,421	75,713	73,061	71,512	67,488
Total operating expense	267,224	273,091	257,710	245,011	212,529
Income from operations	54,370	40,891	57,696	62,571	60,266
Other income (expense):
Management fee of related party	—	—	—	28	(9,488)
Other income (expense), net	(1,296)	710	(908)	(1,325)	374
Extinguishment of debt	—	—	—	(17,058)	(14,699)
Interest expense	(38,792)	(33,406)	(34,041)	(37,455)	(69,349)
Income (loss) from continuing operations before income taxes	14,282	8,195	22,747	6,761	(32,896)
Provision (benefit) for income taxes	(604)	1,864	13,290	2,689	(11,463)
Income (loss) from continuing operations	14,886	6,331	9,457	4,072	(21,433)
Loss from discontinued operations, net of tax	—	—	(270)	(1,000)	(1,382)
Net income (loss)	$14,886	$6,331	$9,187	$3,072	$(22,815)
Income (loss) per common share, basic and diluted
Income (loss) from continuing operations	$0.40	$0.17	$0.25	$0.11	$(0.84)
Loss from discontinued operations	—	—	—	(0.03)	(0.05)
Net income (loss)	$0.40	$0.17	$0.25	$0.08	$(0.89)
Weighted average number of common shares outstanding, basic	36,811,208	37,302,941	37,112,794	36,959,997	25,538,493
Weighted average number of common shares outstanding, diluted	36,945,408	37,466,325	37,262,915	37,088,632	25,538,493

Balance Sheet Data (at end of period):
Cash and cash equivalents	$8,168	$7,297	$50,683	$41,690	$196,147
Working capital (1)	39,786	30,740	59,341	40,502	31,379
Total assets	1,127,192	1,049,382	1,068,145	1,036,089	999,768
Total debt (2)	711,753	637,488	644,591	651,643	815,509
Stockholders’ equity	166,734	162,917	145,590	121,275	115,538

(1)	Calculated as current assets minus current liabilities.

(2)	Includes obligations under capital leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 38-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities ("I/DD"), individuals with catastrophic injuries and illnesses, particularly acquired brain injury ("ABI"), youth with emotional, behavioral and/or medically complex challenges, and elders in need of day health services to support their independence. As of September 30, 2018, we operated in 36 states, serving approximately 12,700 individuals in residential settings and more than 19,000 individuals in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.
We operate our business in four operating divisions, Community Support Services ("CSS"), Specialty Rehabilitation Services ("SRS"), Children & Family Services ("CFS") and Adult Day Health ("ADH"). As of October 1, 2018, Community Support Services and Children & Family Services are new names for the operating divisions formerly named I/DD and ARY, respectively. The segments have been organized by service line.

Our CSS segment is the largest portion of our business. Through the CSS segment, we provide home- and community-based human services to adults and children with intellectual and developmental disabilities. Our CSS programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care.

Through the SRS segment, which is our second largest segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. Our SRS segment is primarily focused on providing behavioral therapies to individuals with brain injuries in post-acute community settings and more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include, neurorehabilitation, neurobehavioral rehabilitation, specialized nursing, physical, occupational and speech therapies, supported living, outpatient treatment and pre-vocational services.

Through the CFS segment we provide home- and community-based human services to youth with emotional, behavioral and/or medically complex challenges. Our CFS programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs.

Our newest operating segment, ADH, delivers elder services including case management, nursing oversight, medication management, nutrition, daily living assistance, therapeutic services and transportation. The results of our ADH operating segment are included within Corporate and Other because ADH does not meet the thresholds for separate reporting.
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

Demographic trends have had a particular impact on our CSS business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand and length of stay for CSS services. In addition, family members currently caring for their relatives at home are aging and many may soon be unable to continue with these responsibilities. Many states continue to downsize or close large, publicly-run facilities for individuals with I/DD and refer those individuals to private providers of community-based services. Each of these factors affects the size of the I/DD population in need of services. Demand for our SRS services has also grown as emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and as a “step-down” for individuals who no longer require care in acute settings.
Political and economic trends can also affect our operations. Reductions or changes in Medicaid funding or changes in budgetary priorities by the federal, state and local governments that pay for our services could have a material adverse effect on our revenue and profitability. Recent efforts at the federal level to reduce the federal budget deficit, repeal and/or replace the Patient Protection and Affordable Care Act and/or restructure the Medicaid program pose risk for significant reductions in federal Medicaid matching funds to state governments. In addition, budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. In the past, certain states in which we operate, including Minnesota, California, Massachusetts, Indiana, Arizona, and West Virginia, where we generate significant revenue, have implemented rate reductions, rate freezes and service reductions, in response to state budgetary deficits. While we are currently managing through a small number of rate decreases, we expect the overall rate environment to continue to remain stable in 2019.
Beginning in 2015, West Virginia implemented a redesign of its I/DD Waiver Program. This redesign resulted in a reduction in our West Virginia operations in fiscal 2017 and 2016, totaling decreases of $20.7 million in net revenue and $6.3 million in income from operations. While the direct impact of the redesign was largely behind us entering fiscal 2018, during the year ended September 30, 2018 our West Virginia operations contracted further, mainly as a result of a very challenging labor environment. During the period, West Virginia net revenue and income from operations decreased by $6.8 million and $2.5 million, respectively.  Notably, the state’s fiscal condition has continued to improve and the state recently announced that effective January 1, 2019 providers of I/DD Waiver services will receive a 5% rate increase for services billed.
Historically, our business has benefited from the trend toward privatization and the efforts of groups that advocate for the populations we serve. These groups lobby governments to fund residential services that use our small group home or host home models, rather than large, institutional models. Furthermore, we believe that successful lobbying by advocacy groups has preserved CSS and CFS services and, therefore, our revenue base for these services, from significant reductions as compared with certain other human services, although in the past certain states have imposed rate reductions, rate freezes, and service reductions in response to state budgetary pressures. In addition, a number of states have developed community-based waiver programs to support long-term services for survivors of a traumatic brain injury. However, the majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.
Expansion of Services
We have grown our business through expansion of existing markets and programs, entry into new geographical markets, as well as through acquisitions.
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with a number of organic growth opportunities, particularly within the CSS and SRS segments, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprise the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprise the new start operating income for such period. During fiscal years 2018, 2017, and 2016 new starts generated operating losses of $6.2 million, $5.6 million, and $7.4 million, respectively, and operating income of $2.7 million, $4.9 million and $3.7 million respectively.
Acquisitions
From the beginning of fiscal 2014 through September 30, 2018, we have completed 55 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. Acquisitions could have a material impact on our consolidated financial statements.
During the fiscal year ended September 30, 2018, we acquired the assets or equity interests of eleven companies for total consideration of $99.8 million, net of $0.8 million of cash acquired and including $1.8 million of contingent consideration.
During the fiscal year ended September 30, 2017, we acquired the assets or equity interests of eleven companies for total consideration of $82.1 million, net of $0.5 million of cash acquired.
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
Beginning in the second quarter of fiscal 2018, as part of a larger, multi-year, multi-pronged effort to improve the efficiency of our operations and mitigate margin erosion created by increasing labor and healthcare costs, we recently raised the program performance standard and commenced a comprehensive, top-to-bottom examination of each program’s performance across all of our operating divisions. As a result of this initiative, we decided to close and/or consolidate 58 programs during fiscal 2018 primarily within our SRS and CSS operating divisions (the “Program Closures”). During the year ended September 30, 2018, we incurred exit costs associated with these closures of $10.7 million, including $10.0 million in lease termination costs, and $0.7 million in severance. In addition, we recorded $6.1 million of accelerated amortization related to definite-lived intangible assets and a $1.2 million loss on the disposition of fixed assets associated with these locations. These closures are expected to eliminate losses of $1.8 million annually. The comprehensive examination was completed during the fourth quarter of fiscal 2018 and there will no additional closures associated with this review.
During fiscal 2015, we decided to discontinue CFS services in the states of Illinois, Florida, Louisiana, Indiana, North Carolina and Texas ("CFS Divestitures"). In connection with these divestitures we recorded impairment charges for intangible assets of $10.4 million in fiscal 2015, exit costs of $2.0 million and a loss on sale of $1.3 million during the first two quarters of fiscal 2016. It was determined that this disposal group did not meet the criteria to be presented as discontinued operations and, as a result, the operating results are included within continuing operating results in the Consolidated Statement of Income. During fiscal 2016 and 2015, these businesses had net revenue of $7.1 million, and $53.9 million, respectively; and loss from operations of $3.2 million, and $0.5 million, respectively. The CFS Divestitures were not included in our operating results for fiscal 2018 and 2017.

Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. See “—Critical Accounting Policies—Revenue Recognition” for further information. We derive revenue from contracts with state, local and other government payors and non-public payors. During the fiscal years ended September 30, 2018 and 2017, we derived 89% of our net revenue from contracts with state, local and other government payors and 11% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. See “—Critical Accounting Policies—Revenue Recognition” for further information. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

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

A comparative summary of gross revenues by operating division and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Year Ended September 30,
	2018	2017	2016
Community Support Services
Gross Revenues	$1,039,711	$977,843	$946,064
Average Residential Census	8,850	8,278	8,079
Average Daily Rate	$248.81	$246.00	$241.15
Non-Residential Billable Units	12,450,129	12,618,504	12,700,230
Average Non-Residential Billable Unit Rate	$18.95	$18.59	$18.35
Gross Revenue Growth %	6.3%	3.4%	4.6%
Gross Revenue growth due to:
Volume Growth	4.9%	1.7%	2.3%
Average Rate Growth	1.4%	1.7%	2.3%
Specialty Rehabilitation Services
Gross Revenues	$363,567	$317,196	$289,978
Average Residential Census	1,424	1,324	1,257
Average Daily Rate	$662.19	$629.14	$605.41
Non-residential Billable Units	254,087	171,098	158,498
Average Non-Residential Billable Unit Rate	$76.30	$77.21	$72.20
Gross Revenue Growth %	14.6%	9.4%	8.5%
Gross Revenue growth due to:
Volume Growth	9.3%	5.4%	7.7%
Average Rate Growth	5.3%	4.0%	0.8%
Children & Family Services
Gross Revenues (1)	$148,455	$142,137	$148,400
Average Residential Census	2,213	2,123	2,303
Average Daily Rate	$128.46	$126.72	$124.90
Non-residential Billable Units	525,883	523,429	536,160
Average Non-Residential Billable Unit Rate	$85.01	$83.95	$80.45
Gross Revenue Growth %	4.4%	(4.2)%	(23.1)%
Gross Revenue growth due to:
Volume Growth	3.1%	(6.2)%	(29.4)%
Average Rate Growth	1.3%	2.0%	6.3%
Adult Day Health
Gross Revenues	$73,437	$57,103	$35,684
Non-residential Billable Units	4,102,607	3,230,599	2,197,263
Average Non-Residential Billable Unit Rate	$17.90	$17.68	$16.24
Gross Revenue Growth %	28.6%	60.0%	79.0%
Gross Revenue growth due to:
Volume Growth	27.0%	47.0%	72.3%
Average Rate Growth	1.6%	13.0%	6.7%
Consolidated Results
Gross Revenues	$1,625,170	$1,494,279	$1,420,126
Gross Revenue Growth %	8.8%	5.2%	2.6%
Gross Revenue growth due to:
Volume Growth (1)	6.6%	2.8%	(2.0)%
Average Rate Growth	2.2%	2.4%	4.6%

(1)	Includes $7.3 million of revenue for fiscal 2016 from the six state operations that were divested during the first quarter of fiscal 2016.
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
Occupancy costs represent a significant portion of our operating costs. As of September 30, 2018, we owned 355 facilities and 4 offices, and we leased 1,862 facilities and 201 offices. We expect occupancy costs to increase during fiscal 2019 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Our business insurance programs include professional and general liability insurance, for which we are self-insured for $3.0 million per claim and $28.0 million in the aggregate, among others. We incurred professional and general liability expenses of $13.5 million, $7.2 million and $12.9 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. These expenses are incurred in connection with our claims reserves and insurance premiums. The increase in our professional and general liability expense during fiscal 2018 was due to unfavorable claims experience compared to fiscal 2017. In addition, the professional and general liability expense during fiscal 2017 was positively impacted by changes in assumptions used in our actuarial estimates as a result of our historical claims experience.
We are fully self insured for employment practices liability claims. We currently have two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions. Two additional California wage and hour class actions have been settled and approved by the court. These actions have increased our expenses for employment-practices liability related claims. For the fiscal years ended September 30, 2018, 2017 and 2016, we incurred employment practices liability expenses of $2.2 million, $5.5 million, and $0.2 million, respectively.
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
We continue to review our operations in an effort to improve efficiencies, reduce overtime expenses, and implement cost saving measures throughout the Company. This expense reduction project includes a multi-pronged review of total company-wide expenses, inclusive of labor management and organizational structure. In connection with this project to optimize our business operations we have incurred $4.4 million in consulting, severance and contract termination costs in the fiscal year ended September 30, 2018. The cost savings associated with this project was approximately $5.0 million and $6.1 million in fiscal years 2017 and 2018, respectively.

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Year ended September 30,
	2018	2017	2016
Gross revenue	100.0%	100.0%	100.0%
Sales adjustments	(1.4)%	(1.3)%	(0.9)%
Net revenue	98.6%	98.7%	99.1%
Cost of revenue	78.8%	77.7%	76.9%
Operating expenses:
General and administrative	10.6%	11.1%	12.3%
Goodwill and intangible asset impairment	0.0%	2.1%	0.7%
Depreciation and amortization	5.9%	5.1%	5.1%
Total operating expense	16.5%	18.3%	18.1%
Income from operations	3.3%	2.7%	4.1%
Other income (expense):
Other expense, net	(0.1)%	0.0%	(0.1)%
Interest expense	(2.4)%	(2.2)%	(2.4)%
Income from continuing operations before income taxes	0.8%	0.5%	1.6%
Provision for income taxes	—%	0.1%	0.9%
Income from continuing operations	0.8%	0.4%	0.7%
Loss from discontinued operations, net of tax	—%	—%	—%
Net income	0.8%	0.4%	0.7%
Fiscal Year Ended September 30, 2018 compared to Fiscal Year Ended September 30, 2017
Consolidated overview

	Year ended September 30,		Increase (Decrease)
(In thousands)	2018	2017
Gross revenue	$1,625,170	$1,494,279	$130,891
Sales adjustments	(22,968)	(19,769)	(3,199)
Net revenue	$1,602,202	$1,474,510	$127,692
Income from operations	$54,370	$40,891	$13,479
Operating margin	3.3%	2.7%	0.6%
Consolidated gross revenue for the fiscal year ended September 30, 2018 (“fiscal 2018”) increased by $130.9 million, or 8.8%, compared to gross revenue for the fiscal year ended September 30, 2017 (“fiscal 2017”). Gross revenue increased by $107.2 million from acquisitions that closed during and after fiscal 2017, and $23.7 million from organic growth. Organic growth during fiscal 2018 was negatively impacted by the Program Closures, which resulted in a decrease of $11.4 million in gross revenue.
Consolidated income from operations increased from 2.7% of gross revenue, or $40.9 million, in fiscal 2017 to 3.3% of gross revenue, or $54.4 million, in fiscal 2018. The increase in our operating margin was due to $31.0 million of goodwill and intangible asset impairment charges recorded in the prior year and a decrease in general and administrative expenses as a percentage of net revenue that was the result of cost containment efforts and efficiencies gained from our multi-year project to optimize the Company's cost structure. The increase in our operating margin was partially offset by an increase in occupancy costs due to $10.0 million of lease termination costs associated with the Program Closures and higher levels of open occupancy within our waiver group homes compared to the prior year. In addition, our operating margin was negatively impacted by $6.1 million of accelerated amortization related to intangible assets associated with the Program Closures. Direct labor costs remained relatively consistent as a percentage of revenue compared to fiscal 2017.

Community Support Services (CSS) Results of Operations
The following table sets forth the results of operations for the CSS segment for the periods indicated (in thousands):

	Year ended September 30,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
CSS gross revenue	$1,039,711	100.0%	$977,843	100.0%	$61,868
Sales adjustments	(14,099)	(1.4)%	(10,810)	(1.1)%	(3,289)	(0.3)%
CSS net revenue	1,025,612	98.6%	967,033	98.9%	58,579	(0.3)%

Cost of revenue:
Direct labor costs	669,997	64.4%	627,625	64.2%	42,372	0.2%
Direct program costs	43,622	4.2%	39,626	4.1%	3,996	0.1%
Direct occupancy costs	78,710	7.6%	68,212	7.0%	10,498	0.6%
Other direct costs	45,333	4.4%	42,043	4.3%	3,290	0.1%
Total cost of revenue	837,662	80.6%	777,506	79.6%	60,156	1.0%

General and administrative	50,651	4.9%	50,551	5.2%	100	(0.3)%
CSS EBITDA	137,299	13.1%	138,976	14.1%	(1,677)	(1.0)%

Depreciation and amortization	43,738	4.2%	37,445	3.8%	6,293	0.4%
Income from Operations	$93,561	8.9%	$101,531	10.3%	$(7,970)	(1.4)%
CSS gross revenue
CSS gross revenue for the year ended September 30, 2018 increased by $61.9 million, or 6.3%, compared to the year ended September 30, 2017. The increase in CSS gross revenue included $11.6 million from organic growth and $50.3 million from acquisitions that closed during and after the year ended September 30, 2017. The organic growth was the result of a 1.6% increase in average billing rates partially offset by a 0.4% decrease in volume compared to the year ended September 30, 2017.
CSS EBITDA

CSS EBITDA decreased from $139.0 million during the year ended September 30, 2017 to $137.3 million during the year ended September 30, 2018. CSS EBITDA as a percentage of gross revenue decreased from 14.1% during the year ended September 30, 2017 to 13.1% during the year ended September 30, 2018. The decrease in our CSS EBITDA margin was due to an increase in cost of revenue as a percentage of gross revenue compared to the prior year.
CSS cost of revenue for the year ended September 30, 2018 increased, as a percentage of gross revenue, by 1.0%, compared to the year ended September 30, 2017. This was primarily due to an increase in direct labor costs of 0.2%, and an increase in direct occupancy costs of 0.6% . The increase in direct labor costs was primarily due to an increase in overtime pay compared to the year ended September 30, 2017 as we continue to experience higher competition for labor in certain markets. The increase in direct occupancy costs as a percentage of gross revenue was primarily due to higher levels of open occupancy in our waiver group home programs compared to fiscal 2017. Occupancy costs during fiscal 2018 were also negatively impacted by $0.8 million in lease termination costs associated with the Program Closures.
CSS general and administrative expenses decreased as a percentage of gross revenue in fiscal 2018 compared to fiscal 2017 due to cost containment efforts and efficiencies gained from our multi-year project to optimize the Company’s cost structure.
CSS Depreciation and amortization expense

Depreciation and amortization expense increased $6.3 million or 0.4% as a percentage of gross revenue, compared to the year ended September 30, 2017. The increase as a percentage of gross revenue was primarily due to higher annual amortization expense resulting from intangible assets associated with the Habilitative Services, Inc. ("HSI") acquisition we completed at the end of fiscal 2017.

Specialty Rehabilitation Services (SRS) Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	$363,567	100.0%	$317,196	100.0%	$46,371
Sales adjustments	(7,286)	(2.0)%	(7,653)	(2.4)%	367	0.4%
SRS net revenue	356,281	98.0%	309,543	97.6%	46,738	0.4%

Cost of revenue:
Direct labor costs	187,277	51.5%	162,990	51.4%	24,287	0.1%
Direct program costs	22,820	6.3%	21,916	6.9%	904	(0.6)%
Direct occupancy costs	51,088	14.1%	35,275	11.1%	15,813	3.0%
Other direct costs	9,173	2.5%	8,366	2.6%	807	(0.1)%
Total cost of revenue	270,358	74.4%	228,547	72.0%	41,811	2.4%

General and administrative	31,411	8.6%	29,197	9.2%	2,214	(0.6)%
SRS EBITDA	54,512	15.0%	51,799	16.4%	2,713	(1.4)%

Depreciation and amortization	31,045	8.5%	23,622	7.4%	7,423	1.1%
Income from Operations	$23,467	6.5%	$28,177	9.0%	$(4,710)	(2.5)%
SRS gross revenue
SRS gross revenue for the year ended September 30, 2018 increased by $46.4 million, or 14.6%, compared to the year ended September 30, 2017. The increase in SRS gross revenue included $3.1 million from organic growth and $43.3 million from acquisitions that closed during and after fiscal 2017. The organic growth was driven by an increase of 0.3% in volume and an increase of 0.7% in the average billing rate.
SRS EBITDA

SRS EBITDA increased from $51.8 million during the year ended September 30, 2017 to $54.5 million during the year ended September 30, 2018. SRS EBITDA as a percentage of gross revenue decreased from 16.4% during the year ended September 30, 2017 to 15.0% during the year ended September 30, 2018. The decrease in our SRS EBITDA margin as a percentage of revenue was primarily due to an increase in cost of revenue.
SRS cost of revenue for the year ended September 30, 2018 increased as a percentage of gross revenue by 2.4% compared to the year ended September 30, 2017. The increase was due to a 3.0% increase in occupancy costs that was primarily due to $8.3 million of lease termination costs related to the Program Closures and an increase in rent expense that was partially driven by the Mentis Neuro Rehabilitation, LLC ("Mentis") acquisition. The increase was partially offset by a 0.6% decrease in direct program costs resulting from lower food and medical cost due to improvements in our procurement processes that have resulted in more favorable pricing with certain vendors.

SRS general and administrative expenses decreased as a percentage of gross revenue by 0.6% during the year ended September 30, 2018. The decrease in general and administrative expenses was primarily due to cost containment efforts and efficiencies gained from our multi-year project to optimize the Company’s cost structure.
SRS Depreciation and amortization expense
Depreciation and amortization expense as a percentage of gross revenue increased by 1.1% as a percentage of revenue, compared to the year ended September 30, 2017. The increase was primarily due to $2.3 million of accelerated amortization related to definite-lived intangible assets associated with the Program Closures and additional amortization expense resulting from intangible assets acquired in the Mentis acquisition that closed during the first quarter of fiscal 2018.
Children & Family Services (CFS) Results of Operations
The following table sets forth the results of operations for the CFS segment for the periods indicated (in thousands):

	Year ended September 30,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
CFS gross revenue	$148,455	100.0%	$142,137	100.0%	$6,318
Sales adjustments	(779)	(0.5)%	(395)	(0.3)%	(384)	(0.2)%
CFS net revenue	147,676	99.5%	141,742	99.7%	5,934	(0.2)%

Cost of revenue	113,896	76.7%	108,410	76.3%	5,486	0.4%
General and administrative	12,008	8.1%	11,742	8.3%	266	(0.2)%
CFS EBITDA	21,772	14.7%	21,590	15.1%	182	(0.4)%

Depreciation and amortization	5,445	3.7%	5,662	4.0%	(217)	(0.3)%
Income from Operations	$16,327	11.0%	$15,928	11.1%	$399	(0.1)%
CFS gross revenue
CFS gross revenue for the year ended September 30, 2018 increased by $6.3 million, or 4.4%, compared to the year ended September 30, 2017. The $6.3 million increase in CFS gross revenue, which was all from organic growth, was due to a 3.1% increase in volume and a 1.3% increase in average billing rate.
CFS EBITDA

CFS EBITDA increased from $21.6 million during the year ended September 30, 2017 to $21.8 million during the year ended September 30, 2018. CFS EBITDA as a percentage of gross revenue decreased from 15.1% during the year ended September 30, 2017 to 14.7% during the year ended September 30, 2018. The decrease in our CFS EBITDA margin as a percentage of revenue was due to an increase in cost of revenue that was primarily attributable to higher direct labor costs, partially offset by a decrease in general and administrative expense resulting from cost containment efforts and efficiencies gained from our multi-year project to optimize the Company’s cost structure.
CFS Depreciation and amortization expense
Depreciation and amortization expense for the year ended September 30, 2018 decreased by 0.2 million, or 0.3% of gross revenue, compared to the year ended September 30, 2017. This was primarily due to certain intangible assets becoming fully amortized during the first quarter of the fiscal 2018.

Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Year ended September 30,
	2018	2017
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$73,438	$57,103	$16,335
Sales adjustments	(805)	(911)	106
Corporate and Other net revenue	72,633	56,192	16,441

Cost of revenue	58,692	46,065	12,627
General and administrative	77,733	74,886	2,847
Goodwill and intangible asset impairment	—	31,002	(31,002)
Depreciation and amortization	15,193	8,984	6,209
Loss from operations	$(78,985)	$(104,745)	$25,760
Corporate and Other revenue

Corporate and Other gross revenue consists of revenue from our Adult Day Health ("ADH") business. ADH gross revenue for the year ended September 30, 2018 increased by $16.3 million, or 28.6%, compared to the year ended September 30, 2017. The increase in gross revenue included $13.6 million from acquisitions closed during and after the year ended September 30, 2017, and $2.7 million from organic growth.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other cost of revenue for the year ended September 30, 2018 decreased as a percentage of gross revenue by 0.7% compared to the year ended September 30, 2017. The decrease was primarily due to lower direct labor and occupancy costs as a percentage of revenue resulting from higher operating margins on maturing new start programs and the positive impact of divesting some under-performing programs during fiscal 2017 and fiscal 2018.
Corporate and Other operating expense
General and administrative expenses for the year ended September 30, 2018 increased by $2.8 million as compared to year ended September 30, 2017.
Depreciation and amortization expense for the year ended September 30, 2018 increased by $6.2 million compared to the year ended September 30, 2017. The increase was primarily attributable to accelerated amortization expense on intangible assets associated with two ADH programs that were closed as a result of the Program Closures and additional amortization expense from intangible assets from acquisitions that closed during and after the year ended September 30, 2017.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income and mark to market adjustments of the cash surrender value of Company owned life insurance policies, was $1.3 million of expense and $0.7 million of income for the years ended September 30, 2018 and September 30, 2017, respectively.
Consolidated Provision (benefit) for income taxes
For the year ended September 30, 2018 our effective income tax rate was (4.2)% compared to an effective tax rate of 22.7% for the year ended September 30, 2017. The lower effective tax rate for the year ended September 30, 2018 compared to the federal statutory income tax rate was primarily due to a $4.9 million tax benefit that was recognized in connection with revaluing of the Company’s deferred tax liabilities as a result of the lower corporate tax rate established by the Tax Act enacted in the first quarter of fiscal 2018. The lower effective tax rate for the year ended September 30, 2017 compared to the federal statutory income tax rate was primarily due to tax credits realized during fiscal 2017.

Fiscal Year Ended September 30, 2017 compared to Fiscal Year Ended September 30, 2016
Consolidated overview

	Year ended September 30,		Increase (Decrease)
(In thousands)	2017	2016
Gross revenue	$1,494,279	$1,420,126	$74,153
Sales adjustments	(19,769)	(12,539)	(7,230)
Net revenue	$1,474,510	$1,407,587	$66,923
Income from operations	$40,891	$57,696	$(16,805)
Operating margin	2.7%	4.1%	(1.4)%
Consolidated gross revenue for the fiscal year ended September 30, 2017 (“fiscal 2017”) increased by $74.2 million, or 5.2%, compared to gross revenue for the fiscal year ended September 30, 2016 (“fiscal 2016”). Gross revenue increased by $39.8 million from acquisitions that closed during and after fiscal 2016, and $34.4 million from organic growth. Organic growth was negatively impacted by the CFS Divestitures, which resulted in a decrease of $7.3 million in gross revenue. Excluding the operating results of the CFS Divestitures, gross revenue increased $41.7 million from organic growth. Sales adjustments as a percentage of gross revenue increased from 0.9% to 1.3% during fiscal 2017. The largest driver of this increase in net sales adjustments was higher accounts receivable reserve levels in our CareMeridian business unit that resulted from changes in our collectability assumptions for certain aged accounts receivable. In addition, favorable adjustments to our reserves in the prior year that did not recur in fiscal 2017 contributed to the increase in sales adjustments.
Consolidated income from operations decreased from 4.1% of gross revenue, or $57.7 million, in fiscal 2016 to 2.7% of gross revenue, or $40.9 million, in fiscal 2017. The decrease in our operating margin was primarily due to $31.0 million of goodwill and intangible impairment charges during fiscal 2017. The impairment charges include $28.0 million of goodwill impairment charges and $3.0 million of intangible impairment charges, both of which related to our ADH reporting unit (see Note 7 to our consolidated financial statements for more information on the goodwill impairment). The goodwill impairment was attributable to a reduction in the profit projections of the core ADH business and a decrease in the forecasted contributions from future new start programs as compared to the prior year's projections. The tradename impairment was the result of our decision to phase in one national brand name for our ADH business unit. In addition to these charges, our margin was negatively impacted by increases in direct expense due to higher overtime pay, especially within our CSS segment, an increase in health insurance expense and higher occupancy costs as a percentage of revenue compared to fiscal 2016. The decrease in operating margin was partially offset by an $8.6 million decrease in stock-based compensation (see Note 12 to our consolidated financial statements for more information on the former equity plan), the effect of approximately $2.0 million of exit costs associated with the CFS Divestitures recorded in the prior year, and lower general and administrative costs as a percentage of revenue resulting from management's continued focus optimizing the Company's costs structure.

Community Support Services (CSS) Results of Operations
The following table sets forth the results of operations for the CSS segment for the periods indicated (in thousands):

	Year ended September 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
CSS gross revenue	$977,843	100.0%	$946,064	100.0%	$31,779
Sales adjustments	(10,810)	(1.1)%	(10,123)	(1.1)%	(687)	—%
CSS net revenue	967,033	98.9%	935,941	98.9%	31,092	—%

Cost of revenue:
Direct labor costs	627,625	64.2%	602,113	63.6%	25,512	0.6%
Direct program costs	39,626	4.1%	39,344	4.2%	282	(0.1)%
Direct occupancy costs	68,212	7.0%	63,448	6.7%	4,764	0.3%
Other direct costs	42,043	4.3%	40,731	4.3%	1,312	—%
Total cost of revenues	777,506	79.6%	745,636	78.8%	31,870	0.8%

General and administrative	50,551	5.2%	50,026	5.3%	525	(0.1)%
CSS EBITDA	138,976	14.1%	140,279	14.8%	(1,303)	(0.7)%

Depreciation and amortization	37,445	3.8%	37,850	4.0%	(405)	(0.2)%
Income from Operations	$101,531	10.3%	$102,429	10.8%	$(898)	(0.5)%
CSS gross revenue
CSS gross revenue for the year ended September 30, 2017 increased by $31.8 million, or 3.4%, compared to the year ended September 30, 2016. The increase in CSS gross revenue included $19.8 million from organic growth and $12.0 million from acquisitions that closed during and after the year ended September 30, 2016. The organic growth was the result of a 1.7% increase in average billing rates and a 0.4% increase in volume compared to the year ended September 30, 2016.
CSS EBITDA

CSS EBITDA decreased from $140.3 million during the year ended September 30, 2016 to $139.0 million during the year ended September 30, 2017. CSS EBITDA as a percentage of gross revenue decreased from 14.8% during the year ended September 30, 2016 to 14.1% during the year ended September 30, 2017. The decrease in our CSS EBITDA margin was due to an increase in cost of revenues as a percentage of gross revenue compared to the prior year.
CSS cost of revenues for the year ended September 30, 2017 increased, as a percentage of gross revenue, by 0.8%, compared to the year ended September 30, 2016. This was primarily due to an increase in direct labor costs of 0.6%, and an increase in direct occupancy costs of 0.3% . The increase in direct labor costs was due to higher amounts of overtime pay as we continue to experience increased competition for labor in some markets and an increase in health insurance expense due to higher enrollment and utilization compared to the year ended September 30, 2016. The increase in direct occupancy costs as a percentage of gross revenue was primarily due to certain programs with higher levels of open occupancy and increases in rent, utilities, and repairs and maintenance costs.
CSS general and administrative expenses remained relatively consistent as a percentage of gross revenue during the year ended September 30, 2017, compared to the year ended September 30, 2016.
CSS Depreciation and amortization expense

Depreciation and amortization expense decreased $0.4 million or 0.2% as a percentage of gross revenue, compared to the year ended September 30, 2016. The decrease as a percentage of gross revenue was the result of certain intangible assets becoming fully amortized during the year ended September 30, 2017.

Specialty Rehabilitation Services (SRS) Results of Operations
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
Children & Family Services (CFS) Results of Operations
The following table sets forth the results of operations for the CFS segment for the periods indicated (in thousands):

	Year ended September 30,
	2017		2016			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
CFS gross revenue	$142,137	100.0%	$148,400	100.0%	$(6,263)
Sales adjustments	(395)	(0.3)%	(1,121)	(0.8)%	726	0.5%
CFS net revenue	141,742	99.7%	147,279	99.2%	(5,537)	0.5%

Cost of revenues	108,410	76.3%	111,233	75.0%	(2,823)	1.3%
General and administrative	11,742	8.3%	15,449	10.4%	(3,707)	(2.1)%
CFS EBITDA	21,590	15.1%	20,597	13.8%	993	1.3%

Depreciation and amortization	5,662	4.0%	5,722	3.9%	(60)	0.1%
Income from Operations	$15,928	11.1%	$14,875	9.9%	$1,053	1.2%
CFS gross revenue
CFS gross revenue for the year ended September 30, 2017 decreased by $6.3 million, or 4.2%, compared to the year ended September 30, 2016. The $6.3 million decrease in CFS gross revenue was due to a 6.2% decrease in volume resulting from the CFS Divestitures during the first half of fiscal 2016, slightly offset by a 2.0% increase in average billing rate. The CFS Divestitures resulted in a decrease of $7.3 million in gross revenue compared to the year ended September 30, 2016.
CFS EBITDA

CFS EBITDA increased from $20.6 million during the year ended September 30, 2016 to $21.6 million during the year ended September 30, 2017. CFS EBITDA as a percentage of gross revenue increased from 13.8% during the year ended September 30, 2016 to 15.1% during the year ended September 30, 2017. The increase in our CFS EBITDA margin as a percentage of revenue was the result of decreases in general and administrative expense and net sales adjustments as a percentage of gross revenue, partially offset by an increase in cost of revenue as a percentage of gross revenue compared to the prior year.

CFS cost of revenues for the year ended September 30, 2017 increased as a percentage of gross revenue by 1.3% as compared to the year ended September 30, 2016. This was primarily due to higher amounts of overtime pay, an increase in health insurance expense, and an increase in direct occupancy costs compared to the prior year.

CFS general and administrative expenses decreased by $3.7 million, or 2.1% of gross revenue, during the year ended September 30, 2017. The decrease in general and administrative expenses was due to costs associated with the CFS divestitures, including approximately $2.0 million of exit costs recorded in the prior year.
CFS Depreciation and amortization expense
Depreciation and amortization expense for the year ended September 30, 2017 remained relatively consistent as a percentage of gross revenue compared to the year ended September 30, 2016.
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
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income, mark to market adjustments of the cash surrender value of Company owned life insurance policies and the accretion of interest on acquisition related contingent consideration liabilities, was $0.7 million of income and $0.9 million of expense for the years ended September 30, 2017 and September 30, 2016, respectively. Other income of $0.7 million for the year ended September 30, 2017 was primarily the result of gains from our Company owned life insurance policies. Other expense of $0.9 million for the year ended September 30, 2016 was due to a $1.3 million loss recorded on the sale of our CFS operations in the state of North
Carolina.
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
Operating activities
Cash flows provided by operating activities were $106.7 million, $96.9 million and $107.1 million for fiscal 2018, 2017 and 2016, respectively. The increase in net cash provided by operations during fiscal 2018 compared to fiscal 2017 was primarily due to contributions from acquisitions, partially offset by an increase in days sales outstanding ("DSO") from 45.2 days to 46.2 days. The decrease in cash provided by operating activities in fiscal 2017 compared to fiscal 2016 was primarily due an increase in our DSO from 43.0 days in fiscal 2016 to 45.2 days in fiscal 2017.
Investing activities
Net cash used in investing activities was $149.2 million, $125.7 million and $87.4 million for fiscal 2018, 2017 and 2016, respectively. Cash paid for acquisitions was $100.1 million, $82.1 million and $45.2 million for fiscal 2018, 2017 and 2016, respectively. We acquired 11, 11, and 12 companies in each of fiscal 2018, 2017 and 2016, respectively. Cash paid for property and equipment for fiscal 2018 was $51.0 million, or 3.2% of net revenue, compared to $46.6 million, or 3.2% of net revenue for fiscal 2017, and $43.4 million, or 3.1% of net revenue, for fiscal 2016.
Financing activities
Net cash provided by financing activities was $43.4 million for fiscal 2018 compared to cash used in financing activities of $14.7 million in fiscal 2017 and $10.7 million in fiscal 2016. The net cash provided by financing activities during fiscal 2018 was primarily attributable to the proceeds of the incremental term loan of $75.0 million which were used for the acquisition of Mentis, partially offset by the use of cash to purchase common stock under the stock repurchase program.

The net cash used in financing activities during fiscal 2017 and fiscal 2016 was primarily attributable to cash paid to settle acquisition contingent consideration and principal payments on the Company's long-term debt.
During fiscal 2018, 2017 and 2016, we borrowed an aggregate of $659.3 million, $7.3 million, and $52.2 million, respectively, under our senior revolver, all of which was repaid during the same periods.
At September 30, 2018, we had no outstanding loans and $157.1 million of availability under the senior revolver due to $2.9 million in standby letters of credit issued under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. At September 30, 2018, $48.5 million of letters of credit were issued under the institutional letter of credit facility and $2.9 million of letters of credit were issued under the senior revolver.

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
Debt and Financing Arrangements
Senior Secured Credit Facilities

NMHI and NMHH, wholly owned subsidiaries of Civitas, have a senior credit facility that includes a term loan facility with a stated principal amount of $730.0 million (original $655.0 million term loan plus a $75.0 million incremental term loan funded on October 25, 2017) and a revolving credit facility of $160.0 million. In connection with the facility, NMHI has deposited $50.0 million into a restricted cash account as collateral to support the issuance of letters of credit. As of September 30, 2018, $157.1 million was available for borrowing under the revolving credit facility and the remainder, or $2.9 million, was utilized to support letter of credit.

On October 24, 2017, NMHI entered into Amendment No. 6 to its senior credit agreement which provided for an incremental $75.0 million term loan. The net proceeds of the incremental term loan were used by the Company for the acquisition of Mentis, with any excess proceeds used for general corporate purposes.

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

As of September 30, 2018, the Company had $700.1 million in term loans outstanding with an average borrowing rate of 5.39%. In addition, the Company has entered into two interest rate swaps on $375.0 million of the term loan principal to effectively fix the interest rate on this portion of the borrowings to 4.80%.
Covenants

The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of September 30, 2018. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI's usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.00 to 1.00. The springing financial covenant was not in effect as of September 30, 2018 as our usage of the senior revolver did not exceed the threshold for that quarter.
Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of September 30, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$788,623	$45,416	$743,207	$—	$—
Operating lease obligations (2)	373,790	75,606	116,839	76,085	105,260
Capital lease obligations	19,731	1,882	3,823	3,149	10,877
Purchase obligations (3)	11,940	4,990	6,060	890	—
Standby letters of credit	51,409	51,409	—	—	—
Total obligations and commitments	$1,245,493	$179,303	$869,929	$80,124	$116,137
________________________

(1)
Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at September 30, 2018. The interest payments do not reflect the projected impact of interest rate swap agreements. The principal and interest payments are due in quarterly installments through January 31, 2021. The senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with 50% of our annual excess cash flow, as defined in the agreement, 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, and 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. The obligations included in the table above do not include mandatory prepayments.

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
In addition, we operate under four distinct types of contracting arrangements with our payors:

•
Negotiated Contracts - for these contracts, services are priced pursuant to a “plan of care” for the individual which encompasses habilitation and therapies. Such contracts are not subject to retroactive adjustment or cost reimbursement requirements. However, there may be instances where rates are adjusted based upon a change in circumstances with a particular individual or in situations where additional services are needed. Subsequent adjustments to rates, if any, are recognized when approved by the payor. For fiscal years ended 2016, 2017 and 2018, 30.2%, 31.3% and 32.9% respectively, of our revenues were earned from contracts that fall into this category.

•
Fixed Fee Contracts - - for these contracts, payors set a standard rate or set of rates for a particular service usually dependent on the acuity of the individual being served. These rates are the same for all agencies providing the service. For these contract types, there is generally no cost report required and we recognized revenue at the standard rate as earned. For fiscal years ended 2016, 2017 and 2018, 51.6%, 53.7% and 55.8%, respectively, of our revenues were earned from contracts that fall into this category.

•
Retrospective Reimbursement Contracts - for these contracts, a provisional rate is set for the year pending the filing of an annual cost report that may further adjust that rate. Cost reimbursement rules differ by jurisdiction and program type. Revenue under these contracts is limited to the allowable costs under the contract. To the extent revenue exceeds the allowable costs it is deferred and reimbursed to the payor at the end of fiscal year. For fiscal years ended 2016, 2017 and 2018, 10.1%, 7.6% and 4.9%, respectively, of our revenues were earned from contracts that fall into this category.

•
Prospective Payment Contracts - these contracts are cost reported in the same way as retrospective contracts, except the cost report for the annual period is used to set the rates in a future period. For these contracts, changes in rates are recognized in revenue prospectively. For fiscal years ended 2016, 2017 and 2018, 8.1%, 7.4% and 6.4%, respectively, of our revenues were earned from contracts that fall into this category.

All four types of contracting arrangements are subject to audit by the payor and may be subject to recoupments of revenue if in performing our services we have not adhered to the terms of the contract, or not documented our services as specified by the payor. For fiscal years ended 2016, 2017 and 2018, liabilities to payors for cost based contracts were $6.5 million, $6.9 million and $6.7 million, respectively.

Non Authorized Sales Allowance. The individuals we support are generally long-term recipients of our services and require continuous support. The majority of the services are paid for through state Medicaid programs. When we enter into an arrangement to provide services to an individual, we obtain an “authorization” to provide services for a specified period of time such as a six months or one year. When an authorization expires we generally do not discontinue providing service to the individuals we support and in some cases are prevented from doing so legally. Therefore, it is not uncommon for us to serve an individual without a current authorization. In this situation we determine whether a non-authorized sales allowance is required by whether the lapse in authorization is within the documented customary business practice period that we have established for that particular payor. Once the lapse in authorization extends beyond the normal period for that payor, we adjust the non-authorized sales allowance to reserve the revenue. As of September 30, 2016, 2017 and 2018, our non-authorized sales allowance was $2.8 million, $2.9 million and $5.2 million, respectively.
Goodwill and Indefinite-lived Intangible Assets
We review goodwill and indefinite-lived intangible assets for impairment annually, as of July 1st, or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable to determine whether any impairment exists, and, if so, the extent of such impairment. Our goodwill balance represents the difference between the purchase price of acquired businesses and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. We test goodwill at the reporting unit level, which is the same level as our operating segments. We have the option to first assess qualitative factors to determine whether further impairment testing is necessary. We have elected to bypass the qualitative assessments. The goodwill impairment test consists of comparing the fair value of the Company's reporting units with the carrying values. We estimated the fair value of each of our reporting units using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of a reporting unit by estimating the after–tax cash flows attributable to a reporting unit and then discounting them to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections used in the discounted cash flow analysis, are based on estimates of the weighted average costs of capital of market participants relative to each respective reporting unit. In our discounted cash flow analysis, we forecasted cash flows by reporting unit for each of the next ten years and applied a long term growth rate to the final years of the forecasted cash flows to estimate terminal value. The cash flows were then discounted to a present value using the risk-adjusted discount rate. If the carrying amount of the reporting unit exceeds its estimated fair value we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The loss recognized for the impairment charges is limited to the total amount of goodwill allocated to the respective reporting unit.
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
We completed our annual impairment tests in the fourth quarter of fiscal 2018, 2017 and 2016. It was determined in fiscal 2018 that the carrying value of goodwill and indefinite-lived assets was not impaired. In fiscal 2017 and fiscal 2016, the fair value of each of our reporting units was in excess of its carrying value and passed with a substantial margin, except for the ADH reporting unit. In fiscal 2017, our annual impairment test as of July 1, 2017, indicated that the fair value of the ADH reporting unit, that is included within Corporate and Other, was less than its carrying value. As a result, we recognized a goodwill impairment charge of $28.0 million, which is included in Goodwill and intangible asset impairment in the statement of income for the year ended September 30, 2017. The goodwill impairment was attributable to a reduction in the profit projections of the core ADH business and a decrease in the forecasted contributions from future new start programs as compared to the prior year's projections. In addition, as a result of our decision in the fourth quarter of fiscal 2017 to phase in one national brand name for the ADH business we concluded that the useful lives of the indefinite-lived ADH trade names are no longer indefinite. We performed an impairment test using the relief from royalty method over the remaining useful life of one year. The impairment test indicated that the $3.4 million carrying value of the indefinite-lived ADH trade names exceeded its fair value, resulting in an impairment charge of $3.0 million which is included in Goodwill and intangible asset impairment in the statement of income for the year ended September 30, 2017. In fiscal 2016, our annual impairment test as of July 1, 2016 indicated that the fair value of the ADH reporting unit, that is included within Corporate and Other, was less than its carrying value. As a result an impairment charge of $10.3 million, which is included in Goodwill and intangible asset impairment in the statement of income, was recorded during the year ended September 30, 2016. The impairment was primarily due to higher than anticipated operating costs in a recently acquired business that have negatively affected the reporting unit's projected operating margins.
Since our annual goodwill impairment test on July 1, 2018, no triggering events have come to our attention pursuant to our review of goodwill that indicated a test for impairment is necessary as of September 30, 2018.
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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. As of May 25, 2017 pursuant to an amendment to the senior credit agreement, the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.00%; or (ii) the Eurodollar rate for a one, two, three or six month period at our option (subject to a LIBOR floor of 0.75%); plus 3.00%. A 1% increase in the interest rate on our floating rate debt as of
September 30, 2018 would have increased cash interest expense on the floating rate debt by approximately $7.1 million per annum, without giving effect to the interest rate swap agreements discussed below.
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
Our consolidated financial statements required by this Item are on pages F-1 through F-37 of this report.

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2018.

Our internal control over financial reporting as of September 30, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Civitas Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Civitas Solutions and subsidiaries (the “Company”) as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2018, of the Company and our report dated December 13, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 13, 2018

Item 9B.	Other Information

On December 7, 2018, the Compensation Committee of the Board of Directors of the Company approved an increase in the base salary of Brett I. Cohen, the Company’s Chief Operating Officer, from $365,000 to $400,000, effective as of January 1, 2019.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The response to this item will be included under the sections entitled “Proposal 1 - Election of Directors,” “Corporate Governance,” and “Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" contained in the proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item will be included under the sections entitled “Executive Compensation and Related Information" and “Corporate Governance” contained in the proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item will be included under the sections entitled “Certain Relationships and Related Person Transactions" and “Corporate Governance" contained in the proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The response to this item will be included under the sections entitled “Audit Committee" contained in the proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements on pages F-1 through F-37 are filed as part of this report.

•	Consolidated Balance Sheets as of September 30, 2018 and 2017;

•	Consolidated Statements of Income for the years ended September 30, 2018, 2017 and 2016;

•	Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017 and 2016;

•	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2018, 2017 and 2016; and

•	Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016.
(2) Financial Statement Schedules: The following schedule is filed herewith pursuant to the requirements of Regulation S-X beginning on page F-38.

Schedule	Description
I	Condensed Parent Company Financial Information
(3) Exhibits: The Exhibit Index is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Civitas Solutions, Inc.

By:	/s/ Bruce F. Nardella
Bruce F. Nardella
Its: Chief Executive Officer, President & Chair of the Board of Directors
Date: December 13, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 13, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bruce F. Nardella	Chief Executive Officer
Bruce F. Nardella	(principal executive officer) and Chair of the Board of Directors

/s/ Denis M. Holler	Chief Financial Officer
Denis M. Holler	(principal financial officer and principal accounting officer)

/s/ Chris A. Durbin	Director
Chris A. Durbin

/s/ James L. Elrod, Jr.	Director
James L. Elrod, Jr.

/s/ Patrick M. Gray	Director
Patrick M. Gray

/s/ Pamela F. Lenehan	Director
Pamela F. Lenehan

/s/ Robert L. Rosner	Director
Robert L. Rosner

/s/ Gregory S. Roth	Director
Gregory S. Roth

/s/ Guy Sansone	Director
Guy Sansone

/s/ Mary Ann Tocio	Director
Mary Ann Tocio

EXHIBIT INDEX

Exhibit No.	Description

2.1¥	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006

3.1	Amended and Restated Certificate of Incorporation of Civitas Solutions, Inc.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

3.2	Amended and Restated By-Laws of Civitas Solutions, Inc.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

4.1	Specimen Common Stock Certificate	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

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
Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on May 26, 2017.
10.44	Retirement and Consulting Letter Agreement between the Company and Linda DeRenzo, dated as of October 13, 2017	Incorporated by reference to Exhibit 10.44 of Civitas Solutions, Inc. Form 10-K filed on December 12, 2017.
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
Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on November 24, 2017.
10.47	Retirement Agreement between the Company and David M. Petersen, dated as of August 15, 2018	Incorporated by reference to Exhibit 10.1 of Civitas Solution, Inc. Form 8-K filed on August 17, 2018

Exhibit No.	Description

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of principal executive officer	Filed herewith

31.2	Certification of principal financial officer	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contract or compensatory plan or arrangement.

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

Civitas Solutions, Inc.
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Civitas Solutions, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Civitas Solutions, Inc. and subsidiaries (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 13, 2018
We have served as the Company's auditor since 2010.

Civitas Solutions, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	September 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$8,168	$7,297
Restricted cash	333	327
Accounts receivable, net of allowances of $20,229 and $15,997 at September 30, 2018 and 2017, respectively	186,311	172,850
Prepaid expenses and other current assets	18,439	12,998
Total current assets	213,251	193,472
Property and equipment, net	196,992	183,338
Intangible assets, net	317,172	313,075
Goodwill	311,752	273,325
Restricted cash	50,000	50,000
Other assets	38,025	36,172
Total assets	$1,127,192	$1,049,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$38,669	$35,275
Accrued payroll and related costs	82,820	78,011
Other accrued liabilities	43,864	42,284
Obligations under capital lease, current	781	608
Current portion of long-term debt	7,331	6,554
Total current liabilities	173,465	162,732
Other long-term liabilities	79,847	77,081
Deferred tax liabilities, net	8,122	22,349
Obligations under capital lease, less current portion	10,827	4,404
Long-term debt, less current portion	688,197	619,899
Commitments and contingencies (Note 17)
Stockholders' Equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 36,116,252 and 37,441,257 shares issued and outstanding at September 30, 2018 and 2017, respectively	360	374
Additional paid-in capital	286,897	301,819
Accumulated gain (loss) on derivatives, net of tax expense (benefit) of $1,501 and ($62) at September 30, 2018 and September 30, 2017, respectively	3,936	(91)
Accumulated deficit	(124,459)	(139,185)
Total stockholders' equity	166,734	162,917
Total liabilities and stockholders' equity	$1,127,192	$1,049,382
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Income
(Amounts in thousands, except share and per share amounts)

	Year Ended September 30,
	2018	2017	2016
Net revenue	$1,602,202	$1,474,510	$1,407,587
Cost of revenue (exclusive of depreciation and amortization expense below)	1,280,608	1,160,528	1,092,181
Operating expenses:
General and administrative	171,803	166,376	174,398
Goodwill and intangible asset impairment	—	31,002	10,251
Depreciation and amortization	95,421	75,713	73,061
Total operating expenses	267,224	273,091	257,710
Income from operations	54,370	40,891	57,696
Other income (expense):
Other income (expense), net	(1,296)	710	(908)
Interest expense	(38,792)	(33,406)	(34,041)
Income from continuing operations before income taxes	14,282	8,195	22,747
Provision (benefit) for income taxes	(604)	1,864	13,290
Income from continuing operations	14,886	6,331	9,457
Loss from discontinued operations, net of tax benefit for the fiscal year ended September 30, 2016 of $171	—	—	(270)
Net income	$14,886	$6,331	$9,187
Income per common share, basic and diluted
Income from continuing operations	$0.40	$0.17	$0.25
Loss from discontinued operations	—	—	—
Net income	$0.40	$0.17	$0.25
Weighted average number of common shares outstanding, basic	36,811,208	37,302,941	37,112,794
Weighted average number of common shares outstanding, diluted	36,945,408	37,466,325	37,262,915
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year Ended September 30,
	2018	2017	2016
Net income	$14,886	$6,331	$9,187
Other comprehensive income (loss), net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge, net of tax expense (benefit) of $1,563, $2,356 and ($1,261) for the fiscal years ended September 30, 2018, 2017, and 2016, respectively	4,027	3,470	(1,857)
Comprehensive income	$18,913	$9,801	$7,330
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
Balance at September 30, 2015	37,093,237	$371	$277,311	$(1,704)	$(154,703)	$121,275
Issuance of common stock under employee incentive plans, net of shares surrendered	121,521	1	(901)	—	—	(900)
Other comprehensive loss, net of tax	—	—	—	(1,857)	—	(1,857)
Stock-based compensation	—	—	17,072	—	—	17,072
Excess tax benefits from stock-based compensation awards	—	—	813	—	—	813
Net income	—	—	—	—	9,187	9,187
Balance at September 30, 2016	37,214,758	372	294,295	(3,561)	(145,516)	145,590
Issuance of common stock under employee incentive plans, net of shares surrendered	226,499	2	(562)	—	—	(560)
Other comprehensive income, net of tax	—	—	—	3,470	—	3,470
Stock-based compensation	—	—	8,441	—	—	8,441
Tax shortfall from stock-based compensation awards	—	—	(355)	—	—	(355)
Net income	—	—	—	—	6,331	6,331
Balance at September 30, 2017	37,441,257	374	301,819	(91)	(139,185)	162,917
Cumulative effect adjustment on adoption of ASU 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payments Accounting	—	—	219	—	(160)	59
Issuance of common stock under employee incentive plans, net of shares surrendered	145,780	1	(1,154)	—	—	(1,153)
Repurchase of common stock under stock repurchase program	(1,470,785)	(15)	(21,594)	—	—	(21,609)
Other comprehensive income, net of tax	—	—	—	4,027	—	4,027
Stock-based compensation	—	—	7,607	—	—	7,607
Net income	—	—	—	—	14,886	14,886
Balance at September 30, 2018	36,116,252	$360	$286,897	$3,936	$(124,459)	$166,734
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended September 30,
	2018	2017	2016
Cash Flows from operating activities:
Net income	$14,886	$6,331	$9,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	23,186	20,674	14,784
Depreciation and amortization	95,421	75,713	73,100
Amortization original issue discount and financing costs	2,213	1,921	1,837
Stock-based compensation expense	7,607	8,441	17,072
Deferred income taxes	(11,964)	(22,545)	4,359
Gain from company owned life insurance policy	—	(501)	—
Loss on disposal of assets	2,212	678	789
Gain from derivatives	(329)	—	—
Goodwill and intangible asset impairment	—	31,002	10,251
Net change in fair value of contingent liabilities	—	194	405
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,312)	(35,083)	(25,156)
Other assets	(988)	10,686	(8,706)
Accounts payable	16	2,608	6,802
Accrued payroll and related costs	4,231	(716)	(3,930)
Other accrued liabilities	326	2,005	5,028
Other long-term liabilities	2,166	(4,488)	1,300
Net cash provided by operating activities	106,671	96,920	107,122
Cash Flows from investing activities:
Acquisition of businesses, net of cash acquired	(100,129)	(82,091)	(45,196)
Acquisition of intangible assets	(1,200)	—	—
Purchases of property and equipment	(51,041)	(46,649)	(43,356)
Changes in restricted cash	(6)	719	(297)
Proceeds from company owned life insurance policy	—	738	—
Proceeds from sale of assets	3,187	1,629	1,423
Net cash used in investing activities	(149,189)	(125,654)	(87,426)
Cash Flows from financing activities:
Issuance of long term-debt, net of original issue discount	74,452	—	—
Repayments of long-term debt	(7,331)	(6,554)	(6,554)
Proceeds from borrowings under senior revolver	659,300	7,300	52,200
Repayments of borrowings under senior revolver	(659,300)	(7,300)	(52,200)
Repayments of capital lease obligations	(712)	(549)	(497)
Cash paid for earn-out obligations	—	(6,109)	(3,565)
Payments of deferred financing costs	(258)	(878)	—
Issuance of common stock under employee equity incentive plans	—	764	142
Tax windfall from stock-based compensation	—	—	813
Repurchase of common stock under stock repurchase program	(21,609)	—	—
Taxes paid related to net share settlements of equity awards	(1,153)	(1,326)	(1,042)
Net cash provided by (used in) financing activities	43,389	(14,652)	(10,703)
Net increase (decrease) in cash and cash equivalents	871	(43,386)	8,993
Cash and cash equivalents at beginning of period	7,297	50,683	41,690
Cash and cash equivalents at end of period	$8,168	$7,297	$50,683
Supplemental disclosure of cash flow information
Cash paid for interest	$36,003	$30,794	$31,563
Cash paid for income taxes, net	$13,469	$17,438	$12,641
Supplemental disclosure of non-cash investing activities:
Accrued property and equipment	$3,665	$1,036	$810
Fair value of contingent consideration related to acquisitions	$1,805	$—	$—
Property and equipment acquired through capital leases	$7,308	$—	$—
Accrued tenant reimbursements for leasehold improvements	$—	$—	$1,262
See accompanying notes to these consolidated financial statements.

Civitas Solutions, Inc.
Notes to Consolidated Financial Statements
September 30, 2018
1. Business Overview

Civitas Solutions, Inc. (“Civitas”), through its wholly-owned subsidiaries (collectively, the “Company”), is the leading provider of home- and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, and elders in need of day health services to support their independence. As of September 30, 2018, the Company operated in 36 states, serving approximately 12,700 individuals in residential settings and approximately 19,000 individuals in non-residential settings.
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
We have four operating divisions, Community Support Services ("CSS"), Specialty Rehabilitation Services (“SRS”), Children & Family Services ("CFS") and Adult Day Health ("ADH"). Each operating division represents a reportable segment except ADH which is included within Corporate and Other. As of October 1, 2018, Community Support Services and Children & Family Services are new names for the operating divisions formerly referred to as Intellectual and Developmental Disabilities ("I/DD") and At-Risk Youth ("ARY") respectively. There were no changes to the composition of the operating divisions as a result of these name changes.
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
Adoption of New Accounting Pronouncements

Stock Compensation
The Company adopted the guidance in Accounting Standards Update ("ASU") No. 2016-09 Compensation - Stock Compensation - Improvements to Employee Share-Based Payments Accounting (ASU No. 2016-09), on October 1, 2017. Under this standard, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur and the impact of that change in accounting policy has been recorded as a $0.2 million cumulative effect adjustment to increase accumulated deficit as of October 1, 2017.
ASU No. 2016-09 requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense (benefit). Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award’s vesting period. The requirement to report those income tax effects in earnings has been applied on a prospective basis to settlements occurring on or after October 1, 2017, and the impact of applying the guidance was not material to the consolidated financial statements for the year ended September 30, 2018. Application of the guidance may result in fluctuations in the Company’s effective tax rate depending on how many options are exercised, how many restricted stock units vest and the volatility of the Company’s stock price.
ASU No. 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award’s vesting period. The change in classification of cash flows has no impact to prior periods, and the Company has elected to apply the changes in cash flow classification on a prospective basis.
Income Taxes
In March 2018, the FASB issued ASU No. 2018-05 Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (ASU 2018-05). The update provides guidance associated with the accounting and disclosures around the enactment of the Tax Cuts and Jobs Act and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). This guidance was effective upon issuance and has been applied to the consolidated financial statements and related disclosures beginning in the second quarter of fiscal 2018, see Note 18 for the disclosures related to this amended guidance.
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
The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between levels. During the years ended September 30, 2018 and 2017, there were no transfers between levels.
Cash Equivalents
The Company considers short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. As of September 30, 2018 and 2017, the Company did not have any cash equivalents.
Restricted Cash

Restricted cash consists of a cash collateral account set up to support the issuance of letters of credit under the Company’s institutional letter of credit facility and funds provided from government payors restricted for use by individuals served by the Company.
Concentrations of Credit and Other Risks
Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, self-insurance receivables and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States, which, at times may exceed federally insured limits of $250 thousand. The Company has not experienced any losses in such accounts. As of September 30, 2018, our accounts exceeded federally insured limits by $58.1 million.
The Company derives approximately 89% of its revenue from state and local government payors. These entities fund a significant portion of their payments to the Company through federal matching funds, which pass through various state and local government agencies. Of the 36 states the Company operates in, Minnesota is our largest state and generates revenue from our contracts with state and local governmental payors which accounted for approximately 16%, 15%, and 15% of our net revenue in fiscal 2018, 2017 and 2016, respectively. Contracts with state and local governmental payors in California, our second largest state, accounted for 10% of our net revenue in fiscal 2018 and 2017. No other states accounted for 10% or more of our net revenue during fiscal years 2018, 2017, or 2016.
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
Beginning in fiscal 2017, the Company no longer performs Step 2 of the goodwill impairment test. The annual impairment tests in fiscal 2017 and fiscal 2018 were performed by comparing the fair value of a reporting unit with its carrying value. The fair value of the reporting unit is determined by using the income approach, specifically the discounted cash flow method, and corroborated by the market approach. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
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
As described above, the fair value of a reporting unit and intangible asset is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future operating cash flows, including revenue growth, tax rates, capital expenditures, discount rates and working capital changes. As such, actual results may differ from these estimates and lead to a revaluation of the Company’s goodwill and indefinite-lived intangible assets.
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
The Company recognizes the benefits of tax positions when certain criteria are satisfied. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.
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
The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on the Company’s debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statements of income. In addition, on a quarterly basis, the mark to market valuation is recorded as an adjustment to gain (loss) on derivative within the consolidated statements of comprehensive income with any ineffective portion recorded to Interest expense within the consolidated statement of income. The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in the Company’s consolidated balance sheets.
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
In fiscal 2014, Civitas adopted an equity-based compensation plan and began issuing stock-based awards including non-qualified stock options ("NSOs"), restricted stock units ("RSUs"), and performance based restricted stock units ("PRSUs"). The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The fair value of each NSO granted was estimated on the grant date using the Black-Scholes valuation model. The fair value of each RSU was determined based on the Company's closing stock price on the date of grant. The fair value of each PRSU was determined based on either the Company's closing stock price on the date of grant or through a Monte Carlo simulation methodology for those awards that included a market condition. The number of performance based restricted stock units earned is determined based on the Company's attainment of predefined performance targets set by the Compensation Committee. At each reporting period, the Company assesses the number of performance based restricted stock units expected to vest based on the expected attainment of the performance targets. The Company recognizes forfeitures as they occur. The actual expense recognized over the vesting period will only be for those awards that vest.
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
The Company reports its insurance liabilities on a gross basis without giving effect to insurance recoveries. Insurance recovery receivables are presented in Prepaid expenses and other current assets and Other assets on the consolidated balance sheets. Self-insured liabilities are presented in Accrued payroll and related costs, Other accrued liabilities and Other long-term liabilities on the Company’s consolidated balance sheets.
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
Leases
The Company accounts for leases in accordance with ASC Topic 840 Leases. For lease agreements that provide for escalating rent payments and rent holidays, the Company recognizes rent expense on a straight-line basis over the non-cancellable lease term and option renewal periods where failure to exercise such options would result in an economic penalty such that the renewal appears, at the inception of the lease, to be reasonably assured. The lease term commences when the Company becomes obligated under the terms of the lease agreement.
Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of September 30, 2018, but prior to the filing of the financial statements with the Securities and Exchange Commission, or SEC, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

3. Recent Accounting Pronouncements
Revenue from Contracts with Customers— In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers Topic 606 (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. ASU 2014-09, as amended, is effective for the Company's fiscal year beginning October 1, 2018, and the Company will adopt the new standard under the modified retrospective approach for contracts with customers. Under the modified retrospective approach, the guidance will be applied to the most current period presented, recognizing the cumulative effect of the adoption change as an adjustment to beginning retained earnings. In fiscal 2017, the Company established a formal program and cross-functional implementation team to identify design and implement changes to its accounting systems and policies and internal controls to support recognition and disclosure under the new standard. This process included a review of the requirements under the new standard compared to the current accounting policies for each of the Company’s revenue streams. As of the end of the fourth quarter, the Company completed its review and there is not expected to be a material impact on the consolidated financial statements upon implementation on October 1, 2018. The Company has implemented changes to accounting policies and controls to support the new revenue recognition and disclosure requirements.
Leases— In February 2016, the FASB issued ASU No. 2016-02—Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The standard will be effective for the Company on October 1, 2019. In July 2018, the FASB issued ASU No. 2018-11—Leases (Topic 842): Targeted Improvements (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company will elect this new transition method when it adopts ASU 2016-02 on October 1, 2019. The adoption of this standard is expected to have a material impact on the Company's financial position. As of September 30, 2018 and September 30, 2017, the Company had gross operating lease commitments of approximately $374 million and $317 million, respectively. Upon adoption, a substantial portion of these lease commitments will be recorded at their net present value as a right of use asset and a lease obligation.

Statement of Cash Flows— In November 2016, the FASB issued ASU No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. The update requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for the Company on October 1, 2018 and will be applied using a retrospective transition method by adjusting the prior periods presented to conform to the new presentation. As of September 30, 2018 and 2017, the Company had restricted cash amounts of $50.3 million.

Business Combinations— In January 2017, the FASB issued ASU No. 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business. The update provides guidance to determine when an integrated set of assets and activities is not a business. When substantially all of the fair value of the gross assets acquired, or disposed of, is concentrated in a single identifiable asset or a group of similar identifiable assets, then the acquisition, or disposition, is not a business. The amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. The new standard is effective for the Company on October 1, 2018. This standard could reduce the number of acquisitions that are treated as business combinations in the future.

Fair Value Measurements— In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The update is effective for the Company on October 1, 2020, with early adoption permitted. The Company is currently assessing the impact this update will have on its consolidated financial statements.

Cloud Computing Arrangements— In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for the Company on October 1, 2020, with early adoption permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of the amendments in this update but does not expect it to have a material impact on the Company's consolidated financial statements.
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
Fiscal 2018 Acquisitions
During the year ended September 30, 2018, the Company acquired the assets or equity interests of 11 companies for total consideration of $99.8 million, net of $0.8 million of cash acquired, and including $1.8 million of contingent consideration.
Mentis Neuro Rehabilitation, LLC (“Mentis”). On October 25, 2017, the Company acquired all of the outstanding membership interests of Mentis for $74.7 million, net of $0.8 million of cash acquired. Mentis is located in Texas and provides specialty rehabilitation services to individuals recovering from acquired brain injuries. The Company acquired $35.3 million of identifiable intangible assets which included approximately $30.2 million of agency contracts with a weighted average useful life of 12 years, $3.8 million of licenses and permits with a weighted average useful life of 10 years, and $0.9 million in tradenames with a weighted average useful life of 5 years. The Company also acquired $9.5 million of other assets, net of liabilities, consisting primarily of accounts receivable, deferred tax assets, and fixed assets. The estimated fair values of the intangible assets acquired at the date of acquisition were determined based on a preliminary valuation that has yet to be finalized. In addition, the accounting for the acquired deferred tax assets and liabilities is provisional and subject to further refinement as the tax basis of assets acquired and liabilities assumed is finalized. As a result of the acquisition, the Company recorded $29.9 million of goodwill in the SRS segment, which is not expected to be deductible for tax purposes.
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
Other Acquisitions. During the year ended September 30, 2018, the Company acquired the assets of Powell Life Skills Inc. (“Powell”), Jac-Lin Manor, Inc. (“Jac-Lin”), Dungarvin Wisconsin, LLC (“Dungarvin”), Resources for Human Development, Inc. (“RHD”), Circle of Support, Inc. (“Circle”), Wexner Heritage Village, Inc. (“Shalom House South”), Creative Connections, Inc. ("CCI"), and Maintaining Independence Adult Day Services, Inc. ("Maintaining Independence"). Total cash consideration for these companies was $4.2 million and total contingent consideration was $1.8 million.

The following table summarizes the recognized amounts of identifiable net assets acquired at the date of each acquisition:

(in thousands)	Identifiable Intangible Assets	Other Assets, Net	Total Identifiable Net Assets	Goodwill	Purchase Consideration
Mentis	$35,300	$9,452	$44,752	$29,935	$74,687
Unique	3,939	22	3,961	1,985	5,946
Aging Well and Living Well	9,035	12	9,047	4,105	13,152
Other acquisitions	5,292	234	5,526	508	6,034
Total	$53,566	$9,720	$63,286	$36,533	$99,819

The Company's consolidated statement of income for the year ended September 30, 2018 included revenue totaling approximately $48.0 million from the acquisition date of each respective acquisition. The Company has not disclosed income from operations because it is immaterial.

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

Loma Linda Management Company, Inc. ("Loma Linda"). On January 31, 2017, the Company acquired the assets of Loma Linda for $2.7 million. Loma Linda is located in California and provides adult day health and community integration services to individuals with developmental disabilities and other special needs. The Company acquired $2.2 million of identifiable intangible assets which included approximately $1.7 million of agency contracts with a weighted average useful life of 12 years. As a result of the acquisition, the Company recorded $0.5 million of goodwill in the CSS segment, which is expected to be deductible for tax purposes.
Rainbow Adult Day Health ("Rainbow ADH"). On March 1, 2017, the Company acquired the assets of Rainbow ADH for $24.6 million. Rainbow ADH is located in Maryland and provides adult day health services. The Company acquired $13.3 million of identifiable intangible assets which included $11.3 million of agency contracts with a weighted average useful life of 12 years, and $2.0 million of licenses and permits with a weighted average useful life of 10 years. In addition, the Company acquired total tangible assets of $1.5 million, consisting primarily of vehicles. As a result of this acquisition, the Company recorded $9.9 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.
JLH Enterprises, Chippewa Valley, Inc ("JLH"). On June 1, 2017, the Company acquired the assets of JLH for $1.5 million. JLH is located in Wisconsin and is engaged in the business of providing residential services, supported living services, day program services and similar services to individuals with developmental disabilities and similar conditions. The Company acquired $1.3 million of identifiable intangible assets, all of which were agency contracts with a weighted average useful life of 12 years. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the CSS segment, which is expected to be deductible for tax purposes.
Mi Casa es Su Casa, Inc. ("Mi Casa"). On June 9, 2017, the Company acquired the assets of Mi Casa for $4.9 million. Mi Casa is located in New Jersey and provides adult day health services. The Company acquired $3.0 million of identifiable intangible assets which included $2.5 million of agency contracts with a weighted average useful life of 12. As a result of this acquisition, the Company recorded $1.9 million of goodwill in the Corporate and other segment, which is expected to be deductible for tax purposes.

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
Habilitative Services, Inc. ("HSI"). On September 29, 2017, the Company acquired all of the outstanding capital stock of HSI and two related companies for $30.0 million. HSI is located in Minnesota and is engaged in the business of providing residential or supported living services and other services to individuals with developmental disabilities, traumatic brain injuries or mental illness. The Company acquired $18.9 million of identifiable intangible assets which included $14.7 million of agency contracts with a weighted average useful life of 12 years, and $4.1 million of licenses and permits with a weighted average useful life of 10 years. The Company also acquired $1.5 million of other assets, net of liabilities, consisting primarily of accounts receivable and fixed assets. As a result of this acquisition, the Company recorded $9.6 million of goodwill in the CSS segment, which is not expected to be deductible for tax purposes.
Other Acquisitions. During fiscal 2017, the Company acquired the assets of Hope Homes, Inc. ("Hope Homes"), Res-Care Wisconsin, Inc. ("RC"), and Micki's Creative Option, Inc. ("Micki's"). Hope Homes provides residential and day program services for individuals with developmental disabilities in Ohio, RC provides adult family home residential services to elderly individuals in Wisconsin, and Micki's provides group home services, supported living services and related services to individuals with intellectual and developmental disabilities in Ohio. These acquisitions are included in our CSS segment. Total cash consideration for these companies was $0.6 million.

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

Mother's Touch, LLC ("Mother's Touch"). On November 30, 2015, the Company acquired the assets of Mother's Touch for $3.4 million. Mother's Touch is located in Indiana and provides residential and community-based services to individuals with developmental disabilities. The Company acquired $2.7 million of identifiable intangible assets which included approximately $2.7 million of agency contracts with a weighted average useful life of 12 years. As a result of the acquisition, the Company recorded $0.7 million of goodwill in the CSS segment, which is expected to be deductible for tax purposes.
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
Tender Loving Care Duluth, LLC ("TLC Duluth"). On February 29, 2016, the Company acquired the assets of TLC Duluth for $8.5 million. TLC Duluth is located in Minnesota and provides full-time services in the community residential setting for individuals with developmental disabilities, traumatic brain injuries or mental illness. The Company acquired $7.1 million of identifiable intangible assets which included $6.2 million of agency contracts with a weighted average useful life of 12 years and $0.9 million of licenses and permits with a weighted average useful life of 10 years. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the CSS segment, which is expected to be deductible for tax purposes.
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
CRM Habilitative Services, Inc. ("CRM"). On March 31, 2016, the Company acquired the assets of CRM for $1.1 million. CRM is located in Pennsylvania and provides group home services and day program services and related services to individuals with intellectual and developmental disabilities. The Company acquired $0.9 million of identifiable intangible assets which included $0.8 million of agency contracts with a weighted average useful life of 12 years. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the CSS segment, which is expected to be deductible for tax purposes.
Other acquisitions. During fiscal 2016, the Company acquired the assets of Resources for Human Development ("RHD"), Learning Services, Inc. ("Learning Services"), Pine Grove Habilitation Center ("Pine Grove"), and Alexander Milne Developmental Services ("Milne"). RHD, Pine Grove and Milne are in the business of providing residential group home services to individuals with developmental disabilities and similar conditions and is included in our CSS segment. Learning Services is engaged in the business of providing supported living and rehabilitation services for individuals with acquired brain injuries and similar conditions and is included in our SRS segment. Total cash consideration for these companies was $0.9 million.

The Company's consolidated statement of income for the year ended September 30, 2016 included revenue totaling approximately $27.6 million. The Company has not disclosed income from operations because it is immaterial.
5. Proforma Results of Operations (unaudited)

The following table reflects the unaudited pro forma results of operations for fiscal 2018, 2017, and 2016 assuming that the acquisitions made during fiscal 2018, 2017, and 2016 had occurred on October 1, 2016, 2015 and 2014, respectively.

(in thousands)	Year Ended September 30, 2018	Year ended September 30, 2017	Year ended September 30, 2016
Net revenue	$1,616,206	$1,597,562	$1,507,342
Net income	16,290	16,316	19,254

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred as of October 1, 2016, 2015 and 2014, or the results that may be achieved in future periods.

6. Dispositions

In connection with a review of under-performing and/or non-strategic programs that began during the second quarter of fiscal 2018, the Company decided to close and/or consolidate a number of programs primarily within the SRS and CSS segments. During the year ended September 30, 2018, the Company incurred exit costs associated with these completed and planned divestitures of $10.7 million, including $10.0 million in lease termination costs, and $0.7 million in severance. In addition, the Company recorded $6.1 million of accelerated amortization related to definite-lived intangible assets and a $1.2 million loss on the disposition of fixed assets associated with these programs.

As part of a strategic review of CFS operations, the Company decided to discontinue CFS services in the states of Florida, Louisiana, Indiana, North Carolina and Texas in fiscal 2015. These operations were included in the CFS segment. On December 1, 2015, the Company completed the sale of its CFS operations in the state of North Carolina. As consideration, the buyer assumed the lease and service delivery obligations in exchange for the assets of the business, excluding working capital items, and a cash payment of $1.3 million to the buyer. Upon the completion of the sale, the Company recorded a loss of $1.3 million. The closures of the CFS operations in Florida and Louisiana were complete as of December 31, 2015 and the closures of CFS operations in Indiana and Texas were completed in January 2016. During fiscal 2016, the Company recorded cash charges of approximately $2.0 million, consisting of severance costs of $0.5 million and lease termination costs of $1.5 million.

For the CFS services that were discontinued in fiscal 2015, the Company assessed the disposal group under the guidance of ASU 2014-08, Discontinued Operations and Disclosures of Disposals of Components of an Entity and concluded that the closure of the disposal group does not represent a "strategic shift" and therefore has not been classified as discontinued operations for any of the periods presented. However, the Company has concluded that the disposal group was an individually significant disposal group. There were no operating results for the disposal group during the years ended September 30, 2018 and September 30, 2017. Pretax losses for this disposal group were $5.6 million for the fiscal year ended September 30, 2016. Pretax losses for the year ended September 30, 2016 included exit costs of $2.0 million disclosed above.
7. Goodwill and Intangible Assets
Goodwill

The Company has three reportable business segments: the CSS segment, the SRS segment and the CFS segment. The ADH operating segment is included in Corporate and Other. For more information refer to Note 19, "Segment Information."
The changes in goodwill for the fiscal years ended September 30, 2018 and 2017 are as follows (in thousands):

	CSS	SRS	CFS	Corporate/Other	Total
Balance as of September 30, 2016	$104,155	$81,909	$73,464	$14,132	$273,660
Impact of segment change	44,980	—	(44,980)	—	—
Acquisition adjustments	(17)	—	—	10	(7)
Goodwill acquired through acquisitions	10,198	3,616	—	13,827	27,641
Impairment	—	—	—	(27,969)	(27,969)
Balance as of September 30, 2017	159,316	85,525	28,484	—	273,325
Goodwill acquired through acquisitions	508	31,920	—	4,105	36,533
Adjustments to prior acquisitions (1)	1,894	—	—	—	1,894
Balance as of September 30, 2018	$161,718	$117,445	$28,484	$4,105	$311,752

(1) Includes amounts paid in fiscal 2018 associated with the net working capital settlement for the HSI acquisition in fiscal 2017.

As a result of segment and reporting unit changes that were effective as of October 1, 2016, the Company allocated goodwill between the new CSS and CFS reporting units based on the relative fair values, resulting in an allocation of $45.0 million. The Company estimated the fair value of the new reporting units using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of a reporting unit by estimating the after–tax cash flows attributable to a reporting unit and then discounting them to a present value using a risk-adjusted discount rate. In the discounted cash flow analysis, cash flows for the new reporting units were forecasted for each of the next ten years and a long term growth rate was applied to the final year of the forecasted cash flows to estimate terminal value. The cash flows were then discounted to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections used in the discounted cash flow analysis, are based on estimates of the weighted average costs of capital of market participants relative to each respective reporting unit.

This change in the Company's CSS and CFS reporting units was considered a triggering event that indicated a test for goodwill impairment was necessary as of October 1, 2016. The Company completed impairment tests for these reporting units as of October 1, 2016 and it was determined that the carrying value of goodwill was not impaired as the fair value of the reporting units significantly exceeded the carrying value.
Annual Goodwill Impairment Testing
The Company completes the annual testing of impairment for goodwill on July 1st of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of these assets.
The Company utilizes the income approach, specifically the discounted cash flow method, to estimate the fair value of its reporting units when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including revenue growth, capital spending, discount rate and working capital changes. These inputs are not observable in the market and represent Level 3 inputs within the fair value hierarchy. Cash flow forecasts are based on business unit operating plans and historical experiences. The income approach is sensitive to changes in long-term terminal growth rates and the discount rate. The discount rate was selected based on the estimated rate of return as well as the time value of money.

The Company conducted Step 1of the annual goodwill impairment test as of July 1, 2018, which indicated that the fair value of each reporting unit exceeded its carrying value.
For the annual goodwill impairment test as of July 1, 2017, Step 1 indicated that the fair value of the ADH reporting unit, that is included within Corporate and Other, was less than its carrying value. Based on the guidance in ASU 2017-04, the Company recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value. The $28.0 million impairment charge is included in Goodwill and intangible asset impairment in the consolidated statement of income for the year ended September 30, 2017. The goodwill impairment was attributable to a reduction in the profit projections of the core ADH business and a decrease in the forecasted contributions from future new start programs as compared to the prior year's projections.
Prior to adoption of ASU 2017-04, our annual impairment analysis as of July 1, 2016 indicated that the Step 2 analysis was necessary for the ADH reporting unit, that is included within Corporate/Other, as the carrying value exceeded the fair value of the reporting unit. Step 2 of the goodwill test is performed to measure the impairment loss. Step 2 required that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2, it was determined that the implied value of goodwill was less than the carrying amount, resulting in an impairment charge of $10.3 million that is included in Goodwill and intangible asset impairment in the consolidated statement of income for the year ended September 30, 2016. The impairment was driven by higher than anticipated operating costs in recently acquired businesses that have negatively affected the reporting unit's projected operating margins.
The Company completed Step 1 for its other reporting units as of July 1, 2017 and 2016 and concluded that there was no goodwill impairment.
Intangible Assets
Intangible assets consist of the following as of September 30, 2018 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	6 years	$581,222	$326,925	$254,297
Non-compete/non-solicit	1 year	7,453	5,974	$1,479
Trade names	1 year	8,161	6,771	$1,390
Trade names (indefinite life)	—	42,400	—	$42,400
Licenses and permits	3 years	62,279	44,673	$17,606
		$701,515	$384,343	$317,172
Intangible assets consist of the following as of September 30, 2017 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	7 years	$540,826	$290,687	$250,139
Non-compete/non-solicit	1 year	7,196	5,228	1,968
Trade names	2 years	7,138	4,779	2,359
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	58,443	42,234	16,209
		$656,003	$342,928	$313,075
For fiscal years ended 2018, 2017 and 2016, the amortization expense for continuing operations was $50.7 million, $37.0 million and $38.1 million, respectively. Amortization expense for the year ended September 30, 2018 includes $6.1 million of accelerated amortization related to definite-lived intangible assets associated with the divestitures described in Note 6.
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
The Company performed its annual impairment testing as of July 1, 2018, 2017 and 2016 and concluded that there is no impairment to its indefinite lived trade names. During the fourth quarter of fiscal 2017, the Company concluded that the useful lives of the indefinite-lived ADH trade names are no longer indefinite as a result of the Company's decision to phase in one national brand name for this business. The Company performed an impairment test using the relief from royalty model over the remaining useful life of one year. The impairment test indicated that the $3.4 million carrying value of the indefinite-lived ADH trade names exceeded its fair value, resulting in an impairment charge of $3.0 million which is included in Goodwill and intangible asset impairment in the consolidated statement of income for the year ended September 30, 2017. The remaining net book value of $0.4 million was amortized over the remaining useful life of one year, and the ADH trade names are fully amortized as of September 30, 2018.
Long-Lived Asset Impairment Testing
The Company reviews long-lived tangible and intangible assets for impairment when events or circumstances have occurred that indicate the estimated useful life of these assets may warrant revision or that the carrying amount of these assets may be impaired.
During the fiscal year ended September 30, 2018, the Company concluded that there were no triggering events associated with long-lived assets, except for the divestitures described in Note 6. The Company performed a test of recoverability, which indicated that the carrying value of the associated assets was no longer recoverable. As a result, the Company recorded $6.1 million of accelerated amortization related to definite-lived intangible assets and a $1.2 million loss on the disposition of fixed assets associated with these programs.
During the fiscal years ended September 30, 2017 and 2016, the Company concluded it had a triggering event requiring assessment of impairment for certain long-lived assets held by ADH due to the impairment of goodwill. The Company estimated the future net undiscounted cash flows and compared them to the carrying amount of the assets. Based on this assessment the Company concluded that the assets are recoverable as the undiscounted cash flows exceeded the carrying amount, therefore; an impairment did not exist at September 30, 2017 and 2016.
The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year Ending September 30,	(In thousands)
2019	$44,022
2020	42,580
2021	39,165
2022	37,360
2023	33,019
Thereafter	78,626
$274,772
8. Property and Equipment

Property and equipment consists of the following as of September 30 (in thousands):

	2018	2017
Buildings, building improvements and land	$133,963	$126,497
Vehicles	85,958	76,677
Computer hardware and software	38,536	35,863
Leasehold improvements	108,203	97,476
Furniture and fixtures	22,500	19,530
Office and telecommunication equipment	8,281	7,613
Software for internal use	8,293	6,129
Construction in progress	3,144	3,181
	408,878	372,966
Less accumulated depreciation	(211,886)	(189,628)
Property and equipment, net	$196,992	$183,338
For fiscal years ended 2018, 2017 and 2016, depreciation expense for continuing operations was $44.8 million, $38.7 million and $34.9 million, respectively.
9. Certain Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of September 30 (in thousands):

	2018	2017
Insurance recovery receivables	$6,127	$7,291
Prepaid business expense	3,807	3,827
Interest rate swap agreements	3,447	—
Prepaid income taxes	1,089	—
Prepaid insurance	1,049	279
Other	2,920	1,601
Prepaid expenses and other current assets	$18,439	$12,998
Other Accrued Liabilities
Other accrued liabilities consist of the following as of September 30 (in thousands):

	2018	2017
Accrued insurance	$16,910	$19,328
Due to third party payors	6,723	6,942
Accrued professional services	3,522	3,225
Deferred revenue	3,370	2,371
Real estate and property taxes	2,489	2,743
Other	10,850	7,675
Other accrued liabilities	$43,864	$42,284
Other Long-Term Liabilities
Other long-term liabilities consist of the following as of September 30 (in thousands):

	2018	2017
Accrued self-insurance reserves	$55,649	$55,096
Deferred compensation liabilities	14,603	13,578
Other	9,595	8,407
Other long-term liabilities	$79,847	$77,081

10. Long-term Debt
The Company’s long-term debt consists of the following as of September 30 (in thousands):

	2018	2017
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$700,145	$632,476
Original issue discount on term loan, net of accumulated amortization	(1,020)	(901)
Deferred financing costs, net of accumulated amortization	(3,597)	(5,122)
	695,528	626,453
Less current portion	7,331	6,554
Long-term debt	$688,197	$619,899
As of September 30, 2018 and 2017, the Company did not have any borrowings under the senior revolver.
Senior Secured Credit Facilities
As of September 30, 2018, NMHI's senior credit agreement (the “senior credit agreement”), as amended, governs a $730.0 million Tranche B term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $160.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility matures on January 31, 2021 a portion of the commitments under the senior revolver matures on January 31, 2019 and a portion of the commitments under the senior revolver matures on January 31, 2021, as described below. All of the obligations under the senior secured credit facilities are guaranteed by NMHH and the subsidiary guarantors named therein. The senior credit agreement provides that NMHI may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.
On October 24, 2017, NMHI entered into Amendment No. 6 to its senior credit agreement which provided for an incremental $75.0 million term loan. The net proceeds of the incremental term loan were used by the Company for the acquisition of Mentis, with any excess proceeds used for general corporate purposes.

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

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of September 30, 2018, NMHI had no borrowings under the senior revolver, $48.5 million of letters of credit issued under the institutional letter of credit facility and $2.9 million of standby letters of credit under the senior revolver.

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
The senior credit agreement requires NMHI to make mandatory prepayments, subject to certain exceptions, on a percentage of NMHI's annual Excess Cash Flow, as defined in the senior credit agreement. NMHI determines whether or not a mandatory prepayment is required at the end of each fiscal year. NMHI was not required to make a prepayment for the fiscal year ended September 30, 2018.
Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.00 to 1.00. The springing financial covenant was not in effect as of September 30, 2018 as our usage of the senior revolver did not exceed the threshold for that quarter.
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
The fair value of the swap agreements, representing the price that would be received to transfer the liability in an orderly transaction between market participants, was an asset of $5.8 million at September 30, 2018 and a liability of $0.2 million at September 30, 2017. Based on the timing of the associated cash flows, the fair value was split between current and long-term classification on the Company’s consolidated balance sheet in Prepaid expenses and other current assets and Other assets as of September 30, 2018 and in Other accrued liabilities as of September 30, 2017. The fair value was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap is recorded as interest expense in the period incurred. During the year ended September 30, 2018, the ineffective portion of gains resulting from changes in fair value was $0.3 million which was recorded in Interest expense in the consolidated statement of income. The Company did not record any interest expense for ineffectiveness during the years ended September 30, 2017 and 2016. No amounts were excluded from ineffectiveness testing for the years ended September 30, 2018, 2017, and 2016.
Annual maturities
Annual maturities of the Company’s debt for the fiscal year ended September 30 are as follows:

(In thousands)
2019	$7,331
2020	7,331
2021	685,483
Total	$700,145

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

Stock Repurchase Program
On February 8, 2018, the Company announced that the Board of Directors approved a stock repurchase program under which the Company was authorized to repurchase up to $25.0 million of the Company’s outstanding common stock from time to time in the open market, through negotiated transactions or otherwise (including, without limitation, the use of Rule 10b5-1 plans).  The Company conducted any open market stock repurchase activities in compliance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. During the year ended September 30, 2018, the Company repurchased and retired 1,470,785 shares for $21.6 million under the program, which was implemented through a 10b5-1 plan. The stock repurchase program expired on August 12, 2018, and the Company does not have authorization to repurchase any additional common stock under the program.
12. Employee Savings and Retirement Plans
The Company has a multi-company plan (the “Plan”) which covers all of its wholly-owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its business units. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of $5.5 million, $6.2 million and $6.4 million, for fiscal years 2018, 2017 and 2016, respectively.
The Company has the following two deferred compensation plans:
The National Mentor Holdings, LLC Executive Deferred Compensation Plan
The National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for senior management, in which the Company contributes to the executive’s account a percentage of the executive’s base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.5 million, $0.4 million and $0.6 million for fiscal 2018, 2017 and 2016, respectively. The unfunded accrued liability was $3.1 million and $3.0 million as of September 30, 2018 and 2017, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.
The National Mentor Holdings, LLC Executive Deferral Plan
The National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $1.1 million, $1.1 million and $1.3 million for fiscal 2018, 2017 and 2016, respectively. The accrued liability related to this plan was $11.5 million and $10.4 million as of September 30, 2018 and 2017, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.
In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company has purchased company owned life insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. The cash surrender value of the COLI policies was $10.1 million and $9.0 million as of September 30, 2018 and 2017, respectively, and was included in other assets on the Company’s consolidated balance sheets.
The expense related to the deferred compensation plans for the fiscal years ended September 30, 2018, 2017 and 2016 was $1.7 million, $1.9 million and $1.6 million, respectively.
13. Related Party Transactions
Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Wisconsin and Michigan. These leases have various expiration dates extending out as far as September 2024. Related party lease expense was $0.9 million, $0.7 million and $0.7 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

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

The following table set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap agreements (current)	$3,447	$—	$3,447	$—
Interest rate swap agreements (long-term)	2,320	—	2,320	—
Total	$5,767	$—	$5,767	$—
Liabilities
Contingent consideration	$1,805	$—	$—	$1,805
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
Contingent Consideration. In connection with the acquisitions of Powell, Jac-Lin, and CCI in fiscal 2018, the Company recorded contingent consideration pertaining to the amounts potentially payable to the former owners upon the businesses achieving certain performance targets. The fair values of the Company's contingent consideration obligations were based on a probability-weighted approach derived from the overall likelihood of achieving certain performance targets. The fair value measurement was based on significant inputs not observable in the market, which represent Level 3 inputs within the fair value hierarchy.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for fiscal years 2018 and 2017.

(in thousands)	Level 3 Inputs Liabilities
Balance at September 30, 2016	$5,915
Fair value adjustments	194
Payments (1)	(6,109)
Balance at September 30, 2017	—
Acquisition date fair value of contingent consideration obligations recorded	1,805
Balance at September 30, 2018	$1,805
(1) The Company settled the remaining Adult Day Health and Cassell contingent consideration obligations during the year ended September 30, 2017 for $6.1 million.
As of September 30, 2018, the Company had $1.8 million of contingent consideration liabilities, which was reflected in Other accrued liabilities or Other long-term liabilities. As of September 30, 2017, the Company had no contingent consideration liability.

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

There were no other items measured at fair value on a nonrecurring basis during the years ended September 30, 2018, 2017 or 2016.
At September 30, 2018 and 2017, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
15. Leases
Operating leases
The Company leases office and residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through fiscal 2033. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense from continuing operations for fiscal 2018, 2017 and 2016 was $92.9 million, $73.5 million and $70.0 million, respectively. Rent expense for the year ended September 30, 2018 includes $10.0 million in lease termination costs associated with the divestitures described in Note 6.
Future minimum lease payments for non-cancellable operating leases for the fiscal years ending September 30 are as follows (in thousands):

2019	$75,606
2020	63,896
2021	52,943
2022	43,118
2023	32,967
Thereafter	105,260
$373,790
Capital leases
The Company leases certain facilities and office equipment under various non-cancellable capital leases that expire at various dates through fiscal 2033. Assets acquired under capital leases with an original cost of $14.9 million and $7.8 million and related accumulated amortization of $4.6 million and $4.0 million are included in property and equipment, net as of September 30, 2018 and 2017, respectively. Amortization expense for fiscal years 2018, 2017 and 2016 was $0.7 million, $0.6 million, and $0.6 million, respectively.
The following is a schedule of the future minimum lease payments under the capital leases for the fiscal years ending September 30 (in thousands):

2019	$1,882
2020	1,901
2021	1,922
2022	1,618
2023	1,531
Thereafter	10,877
Total minimum lease payments	19,731
Less: Interest payments	(8,123)
$11,608
Interest expense on capital leases during fiscal years 2018, 2017 and 2016 was $0.7 million, $0.6 million, and $0.6 million, respectively.
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
The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, and professional and general liability programs are based on analyses performed by management and take into account reports by independent third parties. Accruals are periodically reevaluated and increased or decreased based on new information. The expense related to professional and general liability for the fiscal years ended September 30, 2018, 2017 and 2016 was $13.5 million, $7.2 million and $12.9 million, respectively. The expense related to employment practices liability for the fiscal years ended September 30, 2018, 2017 and 2016 was $2.2 million, $5.5 million, and $0.2 million, respectively.
For professional and general liability, the Company is self-insured for $3.0 million per claim and $28.0 million in the aggregate. For workers’ compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member, per event basis.
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

The Company is also subject to employee-related claims under state and federal law, including claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws, and claims for discrimination, wrongful discharge or retaliation. The Company currently has two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions. Two additional wage and hour complaints have been settled and approved by the court. The Company's policy is to accrue for all probable and estimable claims using information available at the time the financial statements are issued. Actual claims could settle in the future at materially different amounts due to the nature of litigation.
18. Income Taxes
The provision (benefit) for income taxes consists of the following as of September 30 (in thousands):

	2018	2017	2016
Current:
Federal	$7,572	$18,701	$5,382
State	3,788	5,708	3,549
Total current tax provision	11,360	24,409	8,931
Deferred:
Federal	(10,128)	(17,894)	4,701
State	(1,836)	(4,651)	(342)
Net deferred tax provision (benefit)	(11,964)	(22,545)	4,359
Income tax provision (benefit)	$(604)	$1,864	$13,290
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law in the United States. The Tax Act significantly revises corporate income tax law by, among other things, lowering the corporate income tax rates from 35% to 21%. Under GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. During the year ended September 30, 2018, a tax benefit of approximately $4.9 million was recorded, representing the revaluation of deferred tax assets and liabilities as a result of the lower corporate tax rate established by the Tax Act. As of September 30, 2018, the Company has completed the accounting for the tax effects of the enactment of the Tax Act.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following as of September 30 (in thousands):

	2018	2017
Gross deferred tax assets:
Deferred compensation	$869	$1,300
Interest rate swap agreements	—	62
Accrued workers’ compensation	7,414	11,147
Net operating loss carryforwards	10,188	6,215
Allowance for bad debts	6,317	6,398
Stock compensation	3,225	3,353
Other accrued liabilities	10,040	9,634
	38,053	38,109
Valuation allowance	(7,859)	(6,215)
Deferred tax assets	30,194	31,894
Deferred tax liabilities:
Interest rate swap agreements	(1,501)	—
Depreciation	(4,610)	(1,596)
Amortization of goodwill and intangible assets	(32,205)	(52,647)
Net deferred tax liabilities	$(8,122)	$(22,349)
The Company is required to record a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that valuation allowances at September 30, 2018 and 2017 of $7.9 million and $6.2 million, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowances primarily related to certain state net operating loss carryforwards.
For federal purposes, the Company had $11.1 million net operating loss carryforwards as of September 30, 2018. For state purposes, the Company had $145.6 million of net operating loss carryforwards for fiscal 2018, which expire from 2018 through 2038.
The following is reconciliation between the statutory and effective income tax rates at September 30 (in thousands):

	2018	2017	2016
Federal income tax at statutory rate	24.5%	35.0%	35.0%
State income taxes, net of federal tax benefit	10.3%	8.5%	9.3%
Nondeductible compensation(1)	4.1%	7.9%	18.8%
Other nondeductible expenses	1.4%	(0.4)%	1.5%
Credits	(16.9)%	(22.5)%	(6.6)%
Impacts of the Tax Act(2)	(34.4)%	0.0%	0.0%
Other	6.8%	(5.8)%	0.4%
Effective tax rate	(4.2)%	22.7%	58.4%
(1) The higher impact on the effective rate for fiscal 2016 was due to a stock compensation charge of $10.5 million recorded in the first quarter of fiscal 2016 related to certain awards under our former equity compensation plan that vested in October 2015. Refer to Note 21 - Stock-Based Compensation for further information.
(2) The revaluation of the Company's deferred tax assets and liabilities due to the lower corporate tax rate established by the Tax Act resulted in a $4.9 million tax benefit during the year ended September 30, 2018.
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

There was no unrecognized tax benefit for the years ended September 30, 2018, 2017 and 2016. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. No interest and penalties were accrued as of September 30, 2018, 2017 and 2016.
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
19. Segment Information
The Company has three reportable business segments: the CSS segment, the SRS segment, and the CFS segment.
Through the CSS segment, the Company provides home- and community-based human services to adults and children with intellectual and developmental disabilities. Through the SRS segment, the Company delivers services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS segment were previously organized by management into two operating segments, NeuroRestorative and CareMeridian, based upon service type. The NeuroRestorative operating group provides behavioral therapies to individuals with brain injuries in post-acute community settings and the CareMeridian operating group provides a higher level of medical support to individuals with traumatic injuries. Effective as of October 1, 2017, NeuroRestorative and CareMeridian are operated under one management team and no longer represent individual components of the SRS segment. Through the CFS segment, the Company provides home- and community-based human services to youth with emotional, behavioral and/or medically complex challenges.
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

The following table is a financial summary by reportable segments for the periods indicated (in thousands).

For the Year Ended September 30,	CSS	SRS	CFS	Corporate/Other	Consolidated
2018
Net revenue	$1,025,612	$356,281	$147,676	$72,633	$1,602,202
EBITDA	137,299	54,512	21,772	(65,091)	148,492
Total assets	503,849	333,862	67,690	221,791	1,127,192
Depreciation and amortization	43,738	31,045	5,445	15,193	95,421
Purchases of property and equipment	26,491	14,822	1,901	7,827	51,041
2017
Net revenue	$967,033	$309,543	$141,742	$56,192	$1,474,510
EBITDA (2)	138,976	51,799	21,590	(95,060)	117,305
Total assets	512,658	257,718	71,298	207,708	1,049,382
Depreciation and amortization	37,445	23,622	5,662	8,984	75,713
Purchases of property and equipment	25,234	12,625	1,258	7,532	46,649
2016
Net revenue (1)	$935,941	$289,093	$147,279	$35,274	$1,407,587
EBITDA (2)	140,279	54,855	20,597	(86,112)	129,619
Total assets	475,206	253,612	82,617	256,710	1,068,145
Depreciation and amortization	37,850	23,412	5,722	6,077	73,061
Purchases of property and equipment	21,050	11,417	1,990	8,899	43,356

(1) In fiscal 2015 and 2016, we discontinued CFS services in the states of Illinois, Florida, Indiana, Louisiana, North Carolina and Texas. Included in the results for fiscal 2016 is net revenue of $7.1 million related to these businesses.
(2) Included in the results for fiscal years 2017 and 2016 are goodwill impairment charges of 28.0 million and $10.3 million, respectively, related to the ADH reporting unit which is included in Corporate and Other.

A reconciliation of EBITDA to income from continuing operations on a consolidated basis is as follows (in thousands):

	Year Ended September 30
	2018	2017	2016
EBITDA	$148,492	$117,305	$129,619
Less:
Depreciation and amortization	95,421	75,713	73,061
Interest expense, net (1)	38,789	33,397	33,811
Income from continuing operations before income taxes	$14,282	$8,195	$22,747
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

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Year Ended September 30,
	2018	2017	2016
Numerator
Net income	$14,886	$6,331	$9,187
Denominator
Weighted average shares outstanding, basic	36,811,208	37,302,941	37,112,794
Weighted average common equivalent shares	134,200	163,384	150,121
Weighted average shares outstanding, diluted	36,945,408	37,466,325	37,262,915
Net income per share, basic and diluted	$0.40	$0.17	$0.25
Equity instruments excluded from diluted net income per share calculation as the effect would have been anti-dilutive:
Stock options	849,550	789,702	534,312
Performance and restricted stock units	282,744	92,435	83,793
21. Stock-Based Compensation
Summary of Stock-Based Compensation Plans
2014 Plan
Civitas maintains a 2014 Omnibus Incentive Plan (“2014 Plan”). As of September 30, 2018, the 2014 Plan authorized the issuance of up to 7,786,478 shares of common stock as stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), restricted stock units (“RSUs”) and performance based restricted stock units ("PRSUs").
Stock Options
For the years ended September 30, 2018, 2017 and 2016, Civitas issued 155,041, 319,604 and 230,739 NSOs, respectively, which vest over three years (one-third each year). The fair value of each option granted was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.22% - 2.74%	1.83% - 2.08%	1.32% - 1.92%
Expected term	6 years	6 years	6 years
Expected volatility	33.56% - 35.81%	34.32% - 36.21%	34.65% - 36.20%
Expected dividend yield	—%	—%	—%
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
Expected volatility - Management has estimated volatility for the units granted based on the daily historical volatility of the Company's common stock and the daily historical volatility for a representative peer group over the expected term. The representative peer group is a group of companies selected based on industry and market capitalization, due to lack of sufficient historical publicly traded prices of the Company's common stock.
Expected dividend yield - The expected dividend yield is zero as dividends are not expected to be paid in the foreseeable future.

The fair value of the stock options on the date of grant is recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods (vesting term) of the awards. Forfeitures are recognized as they occur. The actual expense recognized over the vesting period will only be for those awards that vest.
The table below summarizes our stock option activity during fiscal year 2018:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2017	877,781	$18.65
Granted	155,041	18.80
Forfeited	41,514	18.68
Exercised	17,608	17.00
Expired	34,487	19.54
Outstanding at September 30, 2018	939,213	$18.67	7.4	$2
Vested or expected to vest as of September 30, 2018	939,213	$18.67	7.4	$2
Exercisable at September 30, 2018	560,002	$18.54	6.6	$—

The total intrinsic values of options exercised was less than $0.1 million for each of the years ended September 30, 2018, 2017 and 2016. As of September 30, 2018, there was $1.6 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Unit Awards (RSUs)
For the years ended September 30, 2018, 2017 and 2016, Civitas granted 450,893, 566,668 and 283,865 RSUs, respectively, to employees and members of the Board of Directors. The fair value of all RSUs is based on the closing market value of the Company's stock on the date of grant. The weighted average per share grant date fair value of the RSUs granted during the years ended September 30, 2018, 2017 and 2016 was $17.87, $17.79, and $23.99, respectively. These awards will vest over three years (one-third each year) for employee grants and one year (100% on the first anniversary of the grant date) for grants to members of the Board of Directors.

The fair value of the restricted stock unit awards on the date of grant will be recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods (vesting term) of the awards. Forfeitures are recognized as they occur. The actual expense recognized over the vesting period will only be for those awards that vest.
A summary of our issued restricted stock unit awards is as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2017	677,406	$19.20
Granted	450,893	17.87
Forfeited	86,140	18.77
Vested	206,260	19.88
Non-vested units at September 30, 2018	835,899	$18.35

The total fair values of RSUs that vested during the years ended September 30, 2018, 2017 and 2016, was $3.7 million, $4.5 million and $3.1 million, respectively. As of September 30, 2018, there was $9.4 million of unrecognized compensation expense related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 1.8 years.
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
During the year ended September 30, 2018, the Company awarded 50,834 PRSUs under the 2014 Plan. The PRSUs vest based upon the achievement of established performance targets in the third year of the three year performance period, or fiscal 2020. The number of PRSUs that may vest varies between 0%-200% based on the achievement of such goals. The PRSUs were valued at a weighted average of $18.76 per share based on the closing price of the Company's common stock on the date of grant.
To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned. As of September 30, 2018, the Company expects to recognize $0.7 million of stock-based compensation expense related to outstanding PRSUs based on the expected attainment levels. This cost is expected to be recognized over a weighted-average period of 2.0 years.
A summary of PRSU activity for the year ended September 30, 2018 is as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2017	84,505	$19.85
Granted	50,834	18.76
Forfeited	—	—
Vested	—	—
Non-vested units at September 30, 2018	135,339	$19.44
Units expected to vest as of September 30, 2018	50,834	$18.76
For NSOs, RSUs and PRSUs under the 2014 Plan, the Company recorded $7.6 million, $8.4 million and $17.1 million of stock-based compensation expense during fiscal years 2018, 2017 and 2016, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of income.
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
22. Valuation and Qualifying Accounts
The following table summarizes information about the allowances for doubtful accounts for the years ended September 30, 2018, 2017 and 2016 (in thousands):

	Balance at Beginning of Year	Provision	Write-Offs	Balance at end of Year
Fiscal year ended September 30, 2018	$15,997	$23,186	$(18,954)	$20,229
Fiscal year ended September 30, 2017	$11,863	$20,674	$(16,540)	$15,997
Fiscal year ended September 30, 2016	$11,207	$14,784	$(14,128)	$11,863
The Company also had $3.7 million and $3.8 million of accounts receivable collateralized by liens, net of allowances for those liens of $1.3 million and $1.0 million, recorded as part of other assets within the accompanying consolidated balance sheets as of September 30, 2018 and 2017, respectively.
23. Quarterly Financial Data (unaudited)
The following table presents consolidated statement of income data for each of the eight quarters in the period which began October 1, 2016 and ended September 30, 2018. This information is derived from the Company’s unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For The Quarters Ended (in thousands, except per share amounts)
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Net revenue	$409,485	$404,498	$392,801	$395,418	$380,372	$372,345	$362,399	$359,394
Gross margin	77,680	88,564	76,189	79,161	81,836	79,847	76,881	75,418
Net income (loss) (1)	$(1,605)	$9,585	$(2,488)	$9,394	$(10,688)	$7,361	$5,479	$4,179

Income (loss) per common share, basic and diluted	$(0.04)	$0.26	$(0.07)	$0.25	$(0.29)	$0.20	$0.15	$0.11
Weighted average number of common shares outstanding, basic	36,141	36,503	37,434	37,472	37,375	37,323	37,282	37,231
Weighted average number of common shares outstanding, diluted	36,141	36,593	37,434	37,676	37,375	37,495	37,417	37,329

(1) During the three month period ended September 30, 2017, the Company recorded a goodwill impairment charge of $28.0 million. See Note 7 to the consolidated financial statements for more information. During the three month period ended December 31, 2017, the Company recorded a tax benefit of $6.5 million as a result of the enactment of the Tax Act on December 22, 2017. See Note 18 to the consolidated financial statements for more information.

Financial Statement Schedule
Schedule I—Condensed Parent Company Financial Information

Civitas Solutions, Inc. Parent-Only Condensed Balance Sheets

(in thousands)	September 30,
	2018	2017
Assets
Investment in subsidiaries	$166,734	$163,477
Total assets	$166,734	$163,477
Liabilities & Stockholders' Equity
Other liabilities	$—	$560
Total liabilities	$—	$560
Stockholder's equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 36,116,252 and 37,441,257 shares issued and outstanding at September 30, 2018 and 2017, respectively	360	374
Additional paid-in-capital	286,897	301,819
Accumulated other comprehensive income (loss)	3,936	(91)
Accumulated deficit	(124,459)	(139,185)
Total stockholders' equity	166,734	162,917
Total liabilities and stockholders' equity	$166,734	$163,477

 Civitas Solutions, Inc. Parent-Only Condensed Statements of Income and Comprehensive Income

(in thousands)	For the Year Ended September 30,
	2018	2017	2016
Equity in net income of subsidiary	$14,886	$6,331	$9,187
Income from operations	14,886	6,331	9,187
Income before income taxes	14,886	6,331	9,187
Benefit for income taxes	—	—	—
Net income	14,886	6,331	9,187
Other comprehensive income (loss)	4,027	3,470	(1,857)
Comprehensive income	$18,913	$9,801	$7,330

Civitas Solutions, Inc. Parent-Only Condensed Statements of Cash Flows

(in thousands)	For the Year Ended September 30,
	2018	2017	2016
Cash flows (used in) provided by operating activities:
Net income	$14,886	$6,331	$9,187
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income loss of subsidiary	(14,886)	(6,331)	(9,187)
Deferred income taxes	—	—	11,004
Other assets	—	4,215	1,021
Other accrued liabilities	(560)	(633)	—
Net cash (used in) provided by operating activities	(560)	3,582	12,025
Cash flows provided by (used in) investing activities:
Investment in NMHI	—	(3,582)	(12,025)
Dividend from NMHI	560	—	—
Net cash provided by (used in) investing activities	560	(3,582)	(12,025)
Decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	$—	$—

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
.
Note 2 - Dividend from Subsidiaries

Civitas' ability to pay dividends on its common stock is limited by restrictions on the ability of its subsidiaries to pay dividends or make distributions under the terms of NMHI’s agreements governing its indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in NMHI’s current and any future agreements governing indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant. Civitas received no dividends for the fiscal years ended 2016, 2017, or 2018.