Form 10-K/A
period 2018-09-30
Civitas Solutions, Inc.
filed 2019-01-22
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________________
Form 10-K/A
(Amendment No. 1)
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
As of December 31, 2018, there were 36,280,500 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (“fiscal 2018”) of Civitas Solutions, Inc., as originally filed with the Securities and Exchange Commission (“SEC”) on December 13, 2018 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.

In addition, Item 15 of Part IV has been amended to include new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

Unless the context requires otherwise, all references in this Amendment to “Civitas,” the “Company,” “we,” “us,” and “our” refer to Civitas Solutions, Inc. and its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our directors and executive officers as of January 1, 2019:

Name	Age	Position
Bruce F. Nardella	61	President, Chief Executive Officer, Chair and Director
Denis M. Holler	64	Chief Financial Officer
Brett I. Cohen	46	Chief Operating Officer
Jeffrey M. Cohen	50	Chief Information Officer
Gina Lynn Martin	48	Chief Legal Officer, General Counsel and Secretary
Maria D. McGee	53	Chief Human Resources Officer
Gerald J. Morrissey, Jr.	66	Chief Quality Officer
Dwight D. Robson	47	Chief Public Strategy and Marketing Officer
Chris Durbin	53	Director
James J. Elrod, Jr.	64	Director
Patrick M. Gray	69	Director
Pamela Lenehan	66	Director
Robert L. Rosner	59	Director
Gregory Roth	62	Director
Guy Sansone	54	Director
Mary Ann Tocio	70	Director
Bruce F. Nardella has served as Chief Executive Officer and Director since January 2014 and has served as President since December 2009. Mr. Nardella was our President and Chief Operating Officer from December 2009 to December 2013, as well as our Executive Vice President and Chief Operating Officer from May 2007 to December 2009. Mr. Nardella joined the Company in 1996 as a state director and in May 2003, he was named President of our Eastern Division. Prior to that, he was a deputy commissioner for the Massachusetts Department of Youth Services. Mr. Nardella was selected as a director for his knowledge and experience in the human services industry and the public, private and nonprofit sectors. Mr. Nardella earned an A.B. from Colgate University, a M.A. in Education from Boston University and an M.P.A. from the Kennedy School of Government at Harvard University.
Denis M. Holler has served as our Chief Financial Officer since May 2007. Mr. Holler was named Senior Vice President of Finance in January 2002 and led the Company’s corporate finance functions through the acquisition of the Company by Vestar in 2006. Prior to joining the Company in October 2000 as Vice President of Financial Operations, Mr. Holler was Chief Financial Officer of the Fortress Corporation. Mr. Holler earned a B.A. from Fordham University, an M.S. in Accounting and an M.B.A. from Northeastern University.
Brett I. Cohen joined the Company as Chief Operating Officer in November 2015. From 2012 until joining the Company, Mr. Cohen served as Corporate Vice President, Inpatient Services at Fresenius Medical Care AG & Co. KGaA (“Fresenius”), a company that provides dialysis and other services to patients with renal disease. Prior to his tenure at Fresenius, Mr. Cohen was Vice President, Operations at Kindred Healthcare, Inc., a company that operates long term acute care hospitals, nursing centers, rehabilitation centers and provides care management services. Mr. Cohen earned a B.A. from Yale University and an M.B.A. in Finance and Healthcare Management from The Wharton School at the University of Pennsylvania.

Jeffrey M. Cohen joined the Company as its Chief Information Officer in November 2011. From 2008 until joining the Company, Mr. Cohen served as Vice President of Information Technology for Magellan Biosciences, a private equity backed medical device company, where he oversaw the strategic transformation of its worldwide IT and communications systems. Prior to that, Mr. Cohen was Director of Information Technology at Biogen Idec, where he was responsible for its ERP, SOX program and ancillary systems for finance, human resources, legal and business development. He started his career at Cambridge Technology Partners, in various consulting roles culminating as a Vice President for its eBusiness practice. Mr. Cohen earned a B.S. from Cornell University and an M.B.A. from The Wharton School at the University of Pennsylvania.
Gina Lynn Martin became our Chief Legal Officer, General Counsel and Secretary on January 1, 2018. Ms. Martin oversees the corporate, litigation and risk management, regulatory, compliance and labor and employment legal functions. Ms. Martin joined the Company in 2013 as Associate General Counsel, Corporate and was promoted to Assistant General Counsel, Corporate in 2014. Prior to joining the Company, Ms. Martin was a partner at Goodwin Procter LLP from 2003 to 2013 and was an associate with the firm from 1999 to 2003. Ms. Martin began her career at Fried Frank Harris Shriver & Jacobson in 1995. Ms. Martin has broad based corporate experience in a variety of transactions, including securities offerings, mergers and acquisitions, restructurings and financings. Ms. Martin earned her B.S. from St. Michael’s College and a J.D. from Fordham University.
Maria D. McGee became our Chief Human Resources Officer on March 12, 2018. Ms. McGee is responsible for developing and executing human resource strategy in support of the overall business plan and operations of the Company. Ms. McGee started with the Company in 1992 and has held various positions during her tenure. Ms. McGee earned her B.S. from St. Michael’s College.
Gerald J. Morrissey, Jr. was named Chief Quality Officer in July 2014. Mr. Morrissey joined the Company in 2007 as Senior Director, Program Services and later that year was named Vice President of Quality Assurance and Service Development. Prior to joining the Company, Mr. Morrissey devoted more than thirty years of his career to the Commonwealth of Massachusetts, having served for four years as Assistant Secretary for Disabilities and Community Services and more than a decade as the Commissioner of the Department of Developmental Services. Mr. Morrissey formerly served as President and Board Member of the National Association of State Directors of Developmental Disabilities Services. Mr. Morrissey holds a B.A. from the University of Massachusetts at Amherst, an M.Ed. from Antioch University, and an M.P.A. from the Kennedy School of Government at Harvard University.
Dwight D. Robson was named Chief Public Strategy and Marketing Officer in March 2011 after serving as Vice President of Public Strategy since joining the Company in 2003. He leads the work of the Public Strategy Group, which is responsible for developing and implementing the Company’s agenda with respect to communications, investor relations, marketing and proposal development, and government and community affairs. Mr. Robson’s experience prior to joining the Company includes senior policy and management positions in Massachusetts state government, including as Assistant State Treasurer. Mr. Robson earned a B.A. from the University of Massachusetts.
Chris A. Durbin. Mr. Durbin was elected to our board of directors in December 2010. He is a Managing Director in the Vestar Resources group of Vestar Capital Partners. Before joining Vestar in 2007, Mr. Durbin was Managing Director of Strategy and Business Development in Bank of America’s Global Wealth and Investment Management business from 2001 to 2007. Prior to this, he worked at Mercer Management Consulting and Corporate Decisions, Inc., where he designed and implemented growth strategies for clients including several Vestar portfolio companies. Mr. Durbin is a director of Veritas Collaborative and Procurement Advisors, LLC. Mr. Durbin was selected as a director for his knowledge and experience in strategy and operations. Mr. Durbin earned a B.B.A. from the University of Notre Dame and an M.B.A. from Northwestern University’s J.L. Kellogg School of Management.
James J. Elrod, Jr. Mr. Elrod joined our board of directors in June 2006. Mr. Elrod is a Managing Director of Vestar Capital Partners, having joined Vestar in 1998. Previously, he was Executive Vice President, Finance and Operations, for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co.

Inc. Mr. Elrod is currently a director of Veritas Collaborative, a comprehensive, evidence-based care facility for persons with eating disorders diagnoses in a gender-diverse and inclusive environment, Yale New Haven Hospital and Berkeley Divinity School at Yale. Mr. Elrod was selected as a director for his knowledge and experience in finance and the health care industry. Mr. Elrod earned an A.B. from Colgate University, an M.B.A. from Harvard Business School and an M.A.R. from Yale Divinity School.
Patrick M. Gray. Mr. Gray was elected to our board of directors in September 2014. Mr. Gray brings extensive experience in accounting and financial reporting to our board of directors, having spent over 37 years with PricewaterhouseCooper LLP (“PwC”) until his retirement in 2009. He is a Certified Public Accountant who spent 25 years as an Audit Partner serving clients ranging from Fortune 500 companies and multi-national companies to rapid growth companies pursuing an initial public offering. At the time of his retirement, he served as the lead partner for the PwC U.S. Corporate Governance Group. Mr. Gray was selected as a director for his knowledge and experience in accounting and finance. Mr. Gray holds a Master Professional Director Certification from the American College of Corporate Directors. He earned a B.S. from the Wharton School at the University of Pennsylvania.
Pamela Lenehan Ms. Lenehan was elected to our board of directors in December 2008. Ms. Lenehan has served as President of Ridge Hill Consulting, a strategy consulting firm, since 2002. Prior to this, Ms. Lenehan was self-employed as a private investor. From 2000 to 2001, she was vice president and chief financial officer of Convergent Networks. From 1995 to 2000, she was senior vice president of corporate development and treasurer of Oak Industries Inc., which was acquired by Corning Inc. in 2000. Prior to that, Ms. Lenehan was a Managing Director in Credit Suisse First Boston’s Investment Banking division and a vice president of Corporate Banking at Chase Manhattan Bank. Ms. Lenehan is currently chair of the board of directors of Monotype Imaging Holdings Inc. Ms. Lenehan also serves as a director of Center for Women & Enterprise, National Association of Corporate Directors (New England Chapter) and Women Corporate Directors. Ms. Lenehan was selected as a director for her knowledge and experience in finance and strategy and for her public company board experience. Ms. Lenehan holds an Executive Masters Professional Director Certificate from the American College of Corporate Directors. Ms. Lenehan earned a B.A. and an M.A. in Economics from Brown University.
Robert L. Rosner Mr. Rosner joined our board of directors in August 2018. Mr. Rosner is a Founding Partner and Co-President of Vestar Capital Partners. Prior to the formation of Vestar, he was a member of the Management Buyout Group of The First Boston Corporation. He is a director of Edward Don & Company and Triton International Limited. Mr. Rosner has served as a member of the Graduate Executive Board of The Wharton School of The University of Pennsylvania and the Board of Trustees of The Lawrenceville School. He received a B.A. in Economics from Trinity College and an M.B.A. with distinction from The Wharton School of The University of Pennsylvania. Mr. Rosner was selected as a director for his knowledge and experience in healthcare industry.
Gregory Roth Mr. Roth joined our board of directors in September 2015. Mr. Roth joined Team Health, Inc., a provider of outsourced healthcare professional staffing and administrative services, in November 2004. After serving as its President and Chief Operating Officer, Mr. Roth was promoted in May 2008 to Chief Executive Officer, and remained in this role until his retirement in September 2014. Prior to joining TeamHealth, Mr. Roth was employed by HCA-The Healthcare Company beginning in January 1995. Beginning in July 1998, Mr. Roth served as President of HCA, Ambulatory Surgery Division. Prior to his appointment as President, Mr. Roth served in the capacity of Senior Vice President of Operations, Western Region from May 1997 to July 1998 and the Division’s Chief Financial Officer from January 1995 to May 1997. Prior to these positions, Mr. Roth held various financial and operational positions in the healthcare industry. Mr. Roth currently serves as a Director of One Call Care Management, a leading provider of specialized services to the workers’ compensation industry, Air Methods, a provider of air medical emergency transport services and Physicians Endoscopy, a provider of ambulatory surgery centers. Mr. Roth was selected as a director for his knowledge and experience in the healthcare industry and his board experience. Mr. Roth received a B.S. from The Ohio State University and a Master’s in Health and Hospital Administration from Xavier University. He is a Certified Public Accountant and a Registered Respiratory Therapist.

Guy Sansone Mr. Sansone was elected to our board of directors in December 2009. Mr. Sansone is a Managing Director at Alvarez & Marsal in New York and serves as head of its Healthcare Industry Group. Over the past 20 years, he has invested in and consulted as an executive to numerous companies, focusing on developing and evaluating strategic and operating alternatives designed to enhance value. From 2014 through December 2017, Mr. Sansone served as the interim Chief Executive Officer of the VNSNY, the largest post-acute home-based services provider in New York State. From October 2005 to August 2007, Mr. Sansone served as Chief Executive Officer and Chief Restructuring Officer at Saint Vincent Catholic Medical Centers in New York from October 2005 to August 2007 and as interim Chief Financial Officer of HealthSouth Corporation from March 2003 to October 2004, among other positions. He served as Chief Restructuring Officer for Erickson Retirement Communities, which filed for bankruptcy protection in October 2009. Mr. Sansone is a director of HealthPRO and Pager Inc. Mr. Sansone was selected as a director for his knowledge and experience in strategy and operations, with an emphasis on the health care industry. Mr. Sansone earned a B.S. from the State University of New York at Albany.
Mary Ann Tocio Ms. Tocio joined our board of directors in October 2015. Ms Tocio was the President, Chief Operating Officer and a Director at Bright Horizons Family Solutions, Inc., a global provider of employer-supported childcare, early education and work-life solutions. She retired from her position in July of 2015 after more than 20 years of service. She remains on the board of directors at Bright Horizons, a position she has held since 2001. Before that, she served in several positions with Wellesley Medical Management, Inc., including as its Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide from 1983 to 1992. Ms. Tocio has been a Director of Burlington Stores since December 2015. She also serves as a Director of Telecare Corp., Iora Health and Dana Farber Cancer Institute. Ms. Tocio was selected as a director for her public company board experience and expertise with managing growing organizations. Ms. Tocio received an M.B.A. from Simmons College Graduate School of Management.
There are no family relationships between any of our directors or executive officers. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer.
Corporate Governance
Board Composition
An affiliate of Vestar is party to a director nominating agreement that provides Vestar the right to nominate a specified number of directors based on the Vestar affiliates’ collective ownership of the total voting power of Civitas.  See “Certain Relationships and Related Party Transactions-Director Nominating Agreement.” Since the IPO, Messrs. Durbin, Elrod, Gray, Nardella, Roth and Sansone and Mses. Lenehan and Tocio were designated as nominees by Vestar.
Our Board of Directors is divided into three classes as follows:
•Class I directors, Messrs. Nardella, Durbin and Gray, whose term expires at the 2021 annual meeting of the stockholders;
•Class II directors, Messrs. Roth and Sansone, whose term expires at the 2019 annual meeting of the stockholders; and
•Class III directors, Mr. Elrod and Mses. Lenehan and Tocio, whose term expires at the 2020 annual meeting of the stockholders.
Directors in a particular class will be elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal.

Our certificate of incorporation provides that, subject to any rights applicable to any then-outstanding preferred stock, the Board shall consist of such number of directors as is determined from time to time by resolution adopted by a majority of the total number of authorized directors, whether or not there are any vacancies in previously authorized directorships. Subject to any rights applicable to any then-outstanding preferred stock, any vacancies resulting from an increase in the size of the Board or otherwise must be filled by the directors then in office unless otherwise required by law or by a resolution passed by the Board.
We qualify as a “controlled company” under the New York Stock Exchange corporate governance standards because affiliates of Vestar hold a majority of the voting power of our outstanding common stock, and we are eligible to rely on certain exemptions from the rules. Although we qualify as a “controlled company,” beginning in fiscal 2018 we elected not to rely upon these exemptions.
Board Leadership Structure
Our Corporate Governance Guidelines provide that the Board retains the right to exercise its discretion in combining or separating the office of the Chair of the Board (the “Chair”) and the Chief Executive Officer. The Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board has appointed Bruce F. Nardella as the Chair of the Board. The Board determined that having the Company’s Chief Executive Officer serve as Chair is in the best interest of the Company’s stockholders at this time. This structure makes the best use of the Chief Executive Officer’s extensive knowledge of the Company and its industry, as well as fostering greater communication between the Company’s management and the Board.
In accordance with the NYSE rules, non-management directors are required to meet at regularly scheduled executive sessions without management present. It is the policy of the Board that our non-management directors meet regularly in executive session in connection with regularly scheduled Board meetings and at such other times as they deem necessary. The presiding director presides at these sessions of non-management directors.
Because Civitas has combined the office of Chair and Chief Executive Officer, the Board has decided that an independent director shall serve a one-year term as the presiding director. Annually, the Board of Directors elects an independent director (not affiliated with Vestar) to serve as the presiding director. It is anticipated that the position of presiding director will periodically rotate among the independent directors. In December 2018, Pamela F. Lenehan was re-appointed as the presiding director. This will be Ms. Lenehan’s fourth term as presiding director.
The independent directors meet in an executive session at least one time per year.
The Board conducts a comprehensive annual self-evaluation to determine whether it and its committees are functioning effectively.
Board Committees
The Board is responsible for overseeing the affairs of the Company. The Board held ten (10) meetings during fiscal 2018. Each director attended (i) at least 75% of all of the Board meetings held during fiscal 2018 while such director was on the Board and (ii) at least 75% of the total number of meetings of the Board committees held during fiscal 2018 while such directors were members of such committees.
Our Board has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Quality and Risk Management Committee. Each of the committees reports to the Board as it deems appropriate, and as the Board may request. The composition, duties and responsibilities of these committees are set forth below. In the future, our Board may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Board Member	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Quality and Risk Management Committee
Bruce F. Nardella				X
Chris A. Durbin		•	•
Patrick M. Gray	•			X
Guy Sansone		X	X
James L. Elrod, Jr.		X		•
Pamela F. Lenehan	X	X
Gregory S. Roth	X		X
Robert L. Rosner
Mary Ann Tocio			X	X
• Chair of the committee
Audit Committee
The Audit Committee is responsible for, among other matters: (i) appointing, compensating, retaining, overseeing and terminating our independent registered public accounting firm; (ii) confirming our independent registered public accounting firm’s independence from management; (iii) reviewing with our independent registered public accounting firm the scope of the integrated audit; (iv) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (v) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual consolidated financial statements that we file with the SEC; (vi) reviewing and monitoring our accounting principles, accounting policies, financial reporting processes and controls and compliance with applicable legal and regulatory requirements; (vii) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; (viii) reviewing and approving related party transactions; and (ix) reviewing and discussing policies and guidelines with respect to risk assessment and risk management.
The Audit Committee consists of Mr. Gray (Chair), Ms. Lenehan, and Mr. Roth. Mr. Gray has served as the Chair of the Audit Committee since January 2016. Our Board has affirmatively determined that each of Ms. Lenehan and Messrs. Gray and Roth meet the definition of “independent director” for purposes of serving on the Audit Committee under applicable SEC and New York Stock Exchange rules. In addition, Ms. Lenehan and Messrs. Gray and Roth each qualify as an “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.
The written charter for the Audit Committee is available on our corporate website at www.civitas-solutions.com .
The Audit Committee met nine (9) times in fiscal 2018.
Compensation Committee
The Compensation Committee is responsible for, among other matters: (i) reviewing and approving executive officer compensation goals, objectives and plans; (ii) reviewing and recommending the compensation of our directors; (iii) reviewing and approving employment agreements, severance arrangements and change in control agreements/provisions between us and our executive officers; and (iv) administering our stock plans and other incentive compensation plans.

Our Compensation Committee consists of Mr. Durbin (Chair), Mr. Elrod, Ms. Lenehan, and Mr. Sansone. The Board of Directors has determined that each of Messrs. Durbin, Elrod and Sansone and Ms. Lenehan is an independent director as independence is defined for Compensation Committee purposes by Rule 10C-1(b)(1) under the Securities Exchange Act of 1934, as amended, and Rule 303A.02(a)(ii) of the NYSE Listed Company Manual. The written charter for the Compensation Committee is available on our corporate website at www.civitas-solutions.com.
The Compensation Committee met eleven (11) times in fiscal 2018.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is responsible for, among other matters: (i) identifying individuals qualified to become members of our Board, consistent with criteria approved by our Board; (ii) overseeing the organization of our Board to discharge the Board’s duties and responsibilities properly and efficiently; (iii) identifying best practices and recommending corporate governance principles; and (iv) reviewing and recommending to our Board any changes to a set of corporate governance guidelines and principles applicable to us.
Our Nominating and Corporate Governance Committee consists of Mr. Durbin (Chair), Mr. Roth, Mr. Sansone and Ms. Tocio.
The written charter for the Nominating and Corporate Governance Committee is available on our corporate website at   www.civitas-solutions.com .
The Nominating and Corporate Governance Committee met five (5) times in fiscal 2018.
Quality and Risk Management Committee
The Quality and Risk Management Committee is responsible for, among other matters: (i) oversight of our management compliance committee, which is responsible for the structure and implementation of our compliance plan and service delivery risk management plan; (ii) discussing specific material compliance and other legal issues with the Audit Committee, the Chief Legal Officer and the Compliance Officer, as appropriate; (iii) oversight of our quality assurance and quality improvement programs and discussing same with Chief Quality Officer; and (iv) conducting such investigations into matters relating to compliance matters as the committee may deem necessary.
Our Quality and Risk Management Committee consists of Mr. Elrod (Chair), Mr. Gray, Mr. Nardella and Ms. Tocio.
The written charter for the Quality and Risk Management Committee is available on our corporate website at www.civitas-solutions.com .
The Quality and Risk Management Committee met four (4) times in fiscal 2018.
Risk Oversight
Our Board has delegated to the Audit Committee oversight of our risk management process. The Audit Committee focuses on our general risk management strategy and the most significant risks facing us, and directs management to implement appropriate risk mitigation strategies. The Quality and Risk Management Committee focuses on our service delivery risk management process, and directs management to implement appropriate risk mitigation strategies with respect to service delivery. Our other Board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full Board as appropriate, including when a matter rises to the level of a material or enterprise level risk. Our management is responsible for day-to-day risk management. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.

Code of Conduct and Code of Ethics
We have adopted the MENTOR Network Code of Conduct that applies to our directors, officers and employees. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our chief executive officer, chief financial officer, principal accounting officer and all persons performing similar functions. The MENTOR Network Code of Conduct and the Code of Ethics for Senior Financial Officers are publicly available on our website at  www.civitas-solutions.com . If we make any substantive amendments to the MENTOR Network Code of Conduct, or grant any waiver from a provision of the Code of Ethics for Senior Financial Officers to our chief executive officer, chief financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, our executive officers and beneficial owners of more than ten percent of Civitas’ common stock to file with the SEC reports of their initial ownership and changes in their ownership of Civitas’ common stock and other equity securities. We are required to disclose in this proxy statement any late filings of such reports. Based solely on a review of copies of reports filed by the reporting persons furnished to us, or written representations from reporting persons, we believe that all reporting persons timely complied with all applicable filing requirements, except:

•
Form 4s were not timely filed by Messrs. Nardella, Holler, B. Cohen, J. Cohen, Morrissey and Robson in respect of shares that were withheld to satisfy tax obligations. The withholding occurred on December 6, 2017 but the Form 4s were not filed until December 12, 2017.

•
Form 4s were not timely filed by Mses. Lenehan and Tocio and Messrs. Gray, Roth and Sansone in respect of grants of restricted stock units that were awarded to each of them on March 9, 2018. The Form 4s reporting the granting of the 7,958 restricted stock units to each of the independent, non-management directors were not filed until March 17, 2018.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
Introduction. This Compensation Discussion and Analysis describes the compensation arrangements we have with our Named Executive Officers (“NEOs”) as required under the rules of the SEC. The SEC rules require disclosure for our principal executive officer and principal financial officer, regardless of their compensation levels, and our three most highly compensated executive officers in our last completed fiscal year, other than our principal executive officer and principal financial officer.

For the fiscal year ended September 30, 2018, our NEOs were:

Name	Position
Bruce F. Nardella	President and Chief Executive Officer
Denis M. Holler	Chief Financial Officer
Brett I. Cohen	Chief Operating Officer
David M. Petersen	Community Support Services (CSS) Operating Group President (Retired)
Jeffrey M. Cohen	Chief Information Officer

Compensation Policies and Practices. The objectives of our executive compensation program are to:

•	attract and retain top executive talent;

•	drive accountability for performance, including the quality of our services, by linking annual cash incentive awards to achievement of measurable performance objectives; and

•	align executive officers with our stockholders, create an ownership culture, and drive long-term business success by providing opportunity for significant equity-based rewards.
Our executive compensation program is designed to reward our executive officers to operate the business in a manner that best serves the individuals we serve, payors and other public partners, as well as our stockholders and employees, thereby enhancing equity value. We do this by:

•
awarding a significant portion of our executives’ overall compensation based on our financial performance, specifically, revenue and adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and including a modifier based on the quality scorecard and, for certain NEOs, number of days sales outstanding; and for equity, a portion linked to incremental return on invested capital;

•	mitigating undue risk in compensation programs; and

•	including double-trigger change of control acceleration provisions for stock options and time-based restricted stock units.
Our executive compensation program provides foundational elements such as base salary and benefits, and the opportunity for significant performance-based annual cash incentives and longer-term equity-based incentives.
The Compensation Committee considered the results of the 2018 advisory, non-binding “say-on-pay” vote in connection with the discharge of its responsibilities. Because approximately 99% of the shares of stock that voted on the “say on pay” proposal approved the compensation of our named executive officers described in our proxy statement at our 2018 annual meeting, the Compensation Committee did not implement significant changes to our executive compensation program as a result of the stockholder advisory vote.
Elements of Compensation. Each element of our executive compensation program is designed to meet the objectives of our executive compensation program. The elements of the program are:

•	base salary;

•	annual cash incentives;

•	long-term incentive compensation in the form of equity;

•	deferred compensation;

•	severance benefits and equity vesting upon a change in control; and

•	other benefits

Base salaries for our executive officers provide a base source of cash income within market for comparable positions. Our annual incentive compensation payouts reward executive officers for achievement of business performance, primarily adjusted EBITDA and revenue. In addition, we consider quality of services managed and work performed by the executive officers because we believe that service, quality and growth are inextricably linked with service outcomes for individuals we serve and payor satisfaction. Our equity component of compensation is designed to reward equity value creation over a longer period of time.
Executive Compensation Decisions. For executive officers, other than the Chief Executive Officer, the Chief Executive Officer considers performance and makes recommendations to the Compensation Committee on base salary, annual incentive and long-term equity compensation. On at least an annual basis, the Compensation Committee reviews, discusses, modifies and approves, as appropriate, these compensation recommendations. For the Chief Executive Officer, the Compensation Committee reviews and considers the performance of the Chief Executive Officer and approves his base salary, annual incentive and equity grants. The Compensation Committee has engaged Frederick W. Cook & Co. (“FWC”), a compensation consulting firm, to review compensation paid to our executive officers with the goal of comparing total compensation paid to our executive officers to the total compensation paid to our peer group’s executive officers.
Compensation Consultant. The Compensation Committee has sole authority to select, retain and terminate any consultants or advisors used to provide independent advice to the Compensation Committee. Since 2014, the Compensation Committee has used FWC to assist the Compensation Committee in a comprehensive evaluation of the Company’s executive compensation program. In fiscal 2018, the Compensation Committee engaged FWC to conduct an analysis of the competitiveness and appropriateness of our cash and equity compensation programs for our executive officers and non-employee directors.
In connection with its engagement of FWC in fiscal 2018, the Compensation Committee reviewed its relationship with FWC and considered various factors bearing upon FWC’s independence including, but not limited to, the six factors set forth in the SEC and New York Stock Exchange rules regarding compensation advisor conflicts of interest and independence. After reviewing these and other factors, the Compensation Committee determined that engagement of FWC did not raise any conflict of interest or other issues that would adversely impact FWC’s independence. FWC and its affiliates do not provide any services to the Company or any of the Company’s affiliates other than advising the Compensation Committee on director and executive compensation.
Peer Group. In conjunction with its review of the management compensation program, and in consultation with FWC, the Compensation Committee reviewed the peer group used to benchmark executive compensation. The companies in the peer group were chosen based on industry (health and human services), and size (revenue and number of employees) as of their then-most recent proxy filings. There were 14 U.S. based companies with median revenue of $1.623 billion and a median employee population of 14,832 selected as the peer group. The Peer Group did not change in fiscal 2018 and is as follows:

Name of Company	Revenue (In millions)	Employees
Almost Family, Inc.	$750	17,100
Amedisys Inc.	$1,472	17,900
AMN Healthcare Services, Inc.	$1,967	2,980
Bioscrip, Inc.	$875	1,776
Chemed Corp.	$1,642	14,813
Cross Country Healthcare, Inc.	$868	9,197
The Ensign Group Inc.	$1,849	21,301
Envision Healthcare Corporation	$7,207	69,300
Encompass Health*	$3,844	37,910
Kindred Healthcare, Inc.	$6,996	85,300
LHC Group Inc.	$1,004	14,554
MEDNAX, Inc.	$3,378	11,825
National Healthcare Corporation	$959	14,850
Providence Service Corp.	$1,603	7,130
*Formerly known as HealthSouth

Executive Compensation Study. In fiscal 2018, FWC reviewed base salary, annual cash bonus incentives and long-term incentive compensation in the form of equity and compared our NEOs’ compensation levels to that of the peer group and to survey sources. Based on its review, FWC found target total direct compensation, and base salary positioning for the NEO’s to be below a competitive range of the market median when comparing to both peer group proxy data, and to survey data. Target bonus as a percent of base salary was within a competitive range for most NEOs. Higher bonus opportunities, when combined with relatively conservative base salaries, have the effect of mitigating fixed expenses and ensuring that annual compensation is highly variable based on performance versus goals. FWC recommended that the Company examine each executive individually and determine whether changes should be made after considering a variety of factors, including, among other things, the current economic environment, the executive’s importance to the organization, expected future contribution to the organization, tenure, and performance.
Base Salary. Base salary provides executives with a fixed amount of compensation paid on a regular basis throughout the year. The last salary increases made to any of the NEO’s compensation, other than the Company's Chief Operating Officer, occurred in September 2014. On December 7, 2018, the Compensation Committee of the Board of Directors of the Company approved an increase in the base salary of Brett I. Cohen, the Company’s Chief Operating Officer, from $365,000 to $400,000, effective as of January 1, 2019.
Annual Incentive Compensation. In addition to base salary, each NEO participates in an annual cash incentive plan, which constitutes the variable, performance-based component of an executive’s annual cash compensation.
Under the Civitas Solutions, Inc. Management Annual Cash Incentive Compensation Plan (the “Cash Incentive Plan”), a NEO’s incentive compensation payout is determined by first calculating the NEO’s “potential payout” based on financial performance and then by applying a “Days Sales Outstanding” or “DSO” modifier (if applicable) followed by a quality of services modifier. Based on the applicable DSO performance, a NEO’s potential payout can be decreased by up to 10% but cannot be increased. Based on the applicable quality of services performance, a NEO’s potential payout can be decreased by up to 100% but cannot be increased. The Cash Incentive Plan emphasizes our commitment to the quality of services we deliver by including a quality of services scorecard to measure quality of services based on objective data. To align the Cash Incentive Plan with our commitment to deliver high quality services, the quality score is used to calculate the amount by which a NEO’s potential payout may be decreased if the quality of services score falls below the target range.
For purposes of determining a NEO’s potential payout, we used a payout scale with payout levels as a percentage of target incentive compensation (expressed as a percentage of base salary) that correspond to financial performance levels. In the case of the NEOs (other than Mr. Petersen), the potential payout ranged from 50% of target for achievement of 92.5% of the IC Plan Adjusted EBITDA (as defined below) and IC Plan Revenue (as defined below) goals, to 150% of target for achievement of 104% of the IC Plan Adjusted EBITDA and IC Plan Revenue goals. For Mr. Petersen, (i) 75% of his potential payout was based on achieving 50% of target for achievement of 92.5% of the CSS Operating Group’s contribution to overhead (“CTO”) and revenue goals, to 150% of target for achievement of 104% of the CSS Operating Group’s CTO and revenue goals and (ii) 25% of his potential payout was based on achieving 50% of target for achievement of 92% of the Company IC Plan Adjusted EBITDA and Company IC Plan Revenue goals to 150% of target for achievement of 104% of the IC Plan Adjusted EBITDA and IC Plan Revenue goals. Payouts for performance levels between threshold and target, and between target and maximum, are calculated proportionately. The Company or the relevant operating group must meet a minimum threshold of 92.5% of Adjusted EBITDA financial performance goals for a NEO to receive any payout under the Cash Incentive Plan. The target potential payout for NEOs of 100% would have been payable if the Company had achieved 100% of the Company adjusted EBITDA (calculated in accordance with the Cash Incentive Plan) (the “IC Plan Adjusted EBITDA”) and revenue (calculated in accordance with the Cash Incentive Plan) (the “IC Plan Revenue”). The maximum potential payout for NEOs (other than Mr. Petersen) would have been payable if the Company had achieved 104.0% of the Company’s IC Plan Adjusted EBITDA and IC Plan Revenue targets. For Mr. Petersen, 75% of his maximum potential payout would have been payable if CSS Operating Group had achieved 104.0% of its CTO and IC Plan Revenue targets and 25% of his potential maximum payout would have been payable if the Company had achieved 104.0% of its IC Plan Adjusted EBITDA and IC Plan Revenue targets.

For fiscal 2018, the incentive compensation payout opportunity at threshold, target and maximum performance levels was set as a percentage of base salary as follows:

Officers	Threshold Payout (% of base salary)	Target Payout (% of base salary)	Maximum Payout (% of base salary)
Bruce F. Nardella	50	100	150
Brett I. Cohen	37.5	75	112.5
Denis M. Holler, David M. Peterson, Jeffrey M. Cohen	25	50	75
The calculation of awards under the plan followed a three-step process in fiscal 2018.
First, a “potential payout” was calculated. As in prior years, the potential payout was based on achievement of revenue, calculated in accordance with the IC Plan Revenue, and IC Plan Adjusted EBITDA goals. In fiscal 2018, IC Plan Adjusted EBITDA was weighted 50 percent and IC Plan Revenue was weighted 50 percent for all participants in the plan. The Compensation Committee chose these targets as profitability continues to be a major objective of the Company, while the continuing focus on revenue is meant to incent management to expand the Company’s overall business in order to grow its adjusted EBITDA. The weighting reflects an equal emphasis on promoting organic growth in addition to profitability.
To incent the NEOs and other executives to successfully execute the Company’s acquisition strategy, the revenue and EBITDA of potential acquisitions are included in the company level IC Plan Revenue and IC Plan Adjusted EBITDA targets. When calculating the IC Plan Revenue and IC Plan Adjusted EBITDA results, the revenue of acquisitions completed and the resulting Adjusted EBITDA achieved as a result of the acquisitions actually completed during the fiscal year are included in the calculation of IC Plan Revenue and IC Plan Adjusted EBITDA. To incent the NEOs to invest in new programs, the NEOs and other executives are held harmless from the difference in revenue and EBITDA included in the IC Plan Revenue and IC Plan Adjusted EBITDA targets for new programs that meet certain criteria (generally, the first 18 months of the program) versus the revenue and EBITDA actually achieved by the new programs in the fiscal year.
On October 13, 2017, the Compensation Committee approved the financial targets for the Company’s executive officers for fiscal 2018. The financial targets set for the Company were as follows: Target IC Plan Revenue of $1,638.1 million and Target IC Plan Adjusted EBITDA of $183.8 million.
For fiscal 2018, the Company achieved the following results for incentive compensation purposes: Actual IC Plan Revenue of $1,605.3 million and Actual IC Plan Adjusted EBITDA of $185.4 million, which resulted in a “potential payout” of 88.6% of the target payout at the Company level and 76% for Mr. Petersen at the operating group level.
Second, for Messrs. Nardella, Holler, B. Cohen, Petersen and J. Cohen, the potential payout may be further modified based on the DSO performance achieved by the Company (in the case of NEOs other than Mr. Petersen) and by the CSS Operating Group (in the case of Mr. Petersen). If the achievement of DSO performance is 107.5% or greater than the target, the DSO modifier will be decreased by 10.0%. The DSO modifier ratably decreases from -10% to 0% as the DSO gets closer to the target DSO. In no event will a potential payout be decreased by more than 10% as a result of the application of the DSO modifier. Corporate performance with respect to DSO for FY 2018 was 104.6% of goal, and as a result, a modifier of -2.5% was applied to Messrs. Holler, Nardella, B. Cohen and J. Cohen. The CSS Operating Group achieved 103.4% of its goal and therefore, Mr. Petersen’s payout was modified by -2.5%.
Third, after calculating the “potential payout” based on the financial targets, the potential payout was subject to reduction of up to 100% based on the quality of services scorecard. A participant could also receive no incentive payout, notwithstanding the potential payout calculation, if he or she engaged in exceptionally poor conduct or poor performance during the fiscal year. No reductions were made for fiscal 2018 based on the quality of services scorecard or for poor performance.

For the NEOs, the Compensation Committee reviewed each NEO’s achievement of certain goals and objectives set for each of them earlier in the year. Following this review, the NEOs were awarded amounts calculated under the Cash Incentive Plan and no adjustments were made to such calculations.
Based on the IC Plan Revenue, IC Plan Adjusted EBITDA, DSO performance and quality of services scorecard, Messrs. Nardella, Holler, B. Cohen and J. Cohen each received 86.4% of the target payout, and Mr. Petersen received 77.7% of his target payout.
Discretionary Bonuses
Our NEOs may receive additional discretionary incentive compensation. In the case of the executive officers, discretionary incentive compensation is determined by the Chief Executive Officer and approved by the Compensation Committee. Based on the review of the goals and objectives of each NEO and the financial performance of the Company, no discretionary awards were made to the NEOs in fiscal year 2018.
2014 Omnibus Incentive Plan.
The 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of us and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through an ownership interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities.
Fiscal 2018 Equity Awards.
In fiscal 2018, equity awards consisted of non-qualified stock options ("NQSOs"), restricted stock units ("RSUs") and performance-based restricted stock units ("PRSUs"). On December 8, 2017, the Board of Directors, based on the recommendations of the Compensation Committee, made the annual equity compensation awards to certain employees of the Company, including the NEOs. The December 2017 awards consisted of NQSOs, RSUs and PRSUs as follows: 50% in RSUs, 25% in NQSOs and 25% in PRSUs. The NQSOs and RSUs are scheduled to vest in three equal annual increments over a three-year period. The PRSUs vest over a three-year performance period as described under “Performance-Based Restricted Stock Units” below. Certain equity awards will vest and be paid out upon the closing of the Merger (as defined below), and certain equity awards granted in fiscal 2019 will continue to vest after the Merger and be paid out on the scheduled vesting date, subject to continued employment, as described under “The Merger Agreement” below.
Total equity granted to the NEOs in fiscal 2018 was as follows:

Name	Non-Qualified Stock Options Awarded on December 8, 2017	Time-Based Restricted Stock Units Awarded on December 8, 2017	Performance-Based Restricted Stock Units (Target Number of Shares) Awarded on December 8, 2017
Bruce F. Nardella	51,858	37,829	18,914
Denis M. Holler	10,146	7,401	3,701
Brett I. Cohen	16,459	12,007	6,003
David M. Petersen	8,658	6,316	3,158
Jeffrey M. Cohen	7,440	5,428	2,714
Non-Qualified Stock Options ("NQSOs")
The NQSOs awarded as part of the NEOs’ annual equity compensation are generally scheduled to vest in three equal annual increments over a three-year period. The recipients must generally remain employed until the time of vesting.
Time-Based Restricted Stock Units ("RSUs")
The time-based RSUs awarded as part of the NEOs’ annual equity compensation are generally scheduled to vest in three equal annual increments over a three-year period. The recipients must generally remain employed until the time of vesting, but the RSU awards will vest in full if the participant’s employment terminates as a result of death or disability.
Performance-Based Restricted Stock Units ("PRSUs")
We award PRSUs under the 2014 Incentive Plan as a component of our long-term incentive compensation program. The terms of the PRSUs provide that they are earned and vest over a three-year period and are settled in shares of our common stock. The number of shares earned is based on the achievement of specified threshold, target and maximum financial goals for the Company. These goals are designed to reward the NEOs for our long term performance and align their interests with our stockholders.
If a participant’s employment is terminated voluntarily (other than for “good reason” or due to retirement) or for cause before the end of the three-year performance period, all of the PRSUs will be forfeited. If a participant’s employment is terminated without cause or for “good reason” or due to the participant’s retirement, the time-based vesting component of the PRSUs will vest based on the number of full years of the performance period that have been completed at such time (i.e., 1/3 for one year, 2/3 for two years), but the total number of PRSUs that will be earned is subject to the achievement of the performance goal as described above. If a participant’s employment is terminated due to death or disability, the entire PRSU award will vest and the participant will receive the target number of shares subject to the award. Retirement means termination following the date the participant reaches 60 years of age (or such younger age with the consent of the Compensation Committee) and has completed 10 years of service with the Company, or 65 years of age (or such younger age with the consent of the Compensation Committee) and has completed five (5) years of service with the Company. In connection with a Change of Control, as defined in the PRSU Agreement, the PRSUs do not automatically vest and the Compensation Committee will have the discretion to adjust PRSUs and certain performance conditions as provided in the 2014 Incentive Plan.
The PRSUs that were granted in fiscal 2016 failed to achieve the minimum threshold of the predetermined performance condition based on the three-year performance period ended on September 30, 2018. As a result, no shares were issued for these awards. The payout of the PRSUs granted in fiscal 2017 ("2017 PRSUs") and the PRSUs granted in fiscal 2018 ("2018 PRSUs") will not be determinable until after the performance period is completed on September 30, 2019 and 2020, respectively.

2017 PRSUs
On March 3, 2017, we awarded the 2017 PRSUs. The 2017 PRSUs will be earned based upon the Company’s Incremental Return on Investment Capital (“Incremental ROIC”) performance over a three-year performance period (i.e., the three fiscal years ending September 30, 2019 (“fiscal 2019”)). Incremental ROIC will be calculated as set forth in the applicable award agreement. The Board determined that Incremental ROIC was an important measure to incent the NEOs to invest in programs, acquisitions and other assets that will drive the Company’s growth.
The number of shares earned under the 2017 PRSUs will range from 0% to 200% of the target award. The percentage level at which the performance conditions are satisfied will be determined by the Compensation Committee following the end of fiscal 2019. The number of shares earned will be determined based on the achievement of Incremental ROIC for the performance period as follows:

Level of Incremental ROIC Performance for the Performance Period	Payout Based on Incremental ROIC Performance
Threshold (87% of Target)	50%
Target (100% of Target)	100%
Maximum (113% of Target)	200%
To the extent that Incremental ROIC is between the threshold and target levels or between the target and maximum levels, the percentage at which the Incremental ROIC performance condition is satisfied is determined on a pro rata basis using straight line interpolation.
2018 PRSUs
On December 8, 2017, we awarded the 2018 PRSUs. The 2018 PRSUs will be earned based on performance and time based vesting conditions that will be determined over the three-year period ending September 30, 2020. The performance condition for the 2018 PRSUs is the same measure described above for the 2017 PRSUs, or Incremental ROIC.
Fiscal 2019 Equity Awards
On December 7, 2018, the Board of Directors, based on the recommendation of the Compensation Committee, made the annual equity compensation awards to certain employees of the Company, including the NEOs. The December 2018 awards included NQSOs (the "2019 NQSOs"), RSUs (the "2019 RSUs") and PRSUs (the "2019 PRSUs") as set forth below. The 2019 NQSOs and 2019 RSUs are scheduled to vest in three equal annual increments over a three-year period. The 2019 PRSUs will be earned based upon our Incremental ROIC performance for the three-year performance period ending September 30, 2021.

Name	Non-Qualified Stock Options	Time-Based Restricted Stock Units	Performance-Based Restricted Stock Units (Target Number of Shares)
Bruce F. Nardella	66,183	52,656	26,328
Denis M. Holler	12,949	10,302	5,151
Brett I. Cohen	21,006	16,712	8,356
David M. Petersen*	n/a	n/a	n/a
Jeffrey M. Cohen	9,496	7,555	3,777
*Mr. Petersen retired on September 30, 2018 and therefore was not eligible for a new grant in December 2018.

Deferred Compensation. Under the National Mentor Holdings, LLC Executive Deferred Compensation Plan (the “Executive Deferral Plan”), the NEOs receive an allocation to their account based on a percentage of base salary. Mr. Nardella receives an allocation of 13%, Mr. B. Cohen receives an allocation of 12%, Mr. Holler receives an allocation of 11% and Mr. J. Cohen receives an allocation of 9%. These allocations are made as of the end of the plan year, December 31, for service rendered during the prior plan year. The balances earn a return, which for plan years 2018, 2017 and 2016 was a fixed rate of 6%. The plan is an unfunded, nonqualified deferred compensation arrangement, which provides deferred compensation to the executive officers. We may make additional discretionary allocations to the plan, although we did not do so in fiscal 2016, fiscal 2017 or fiscal 2018. A participant’s account balance is 100% vested and non-forfeitable and will be distributed to a participant following his or her retirement or termination from us, disability or death, or at our direction under certain circumstances. In light of Mr. Petersen's retirement, he did not receive an allocation to the Executive Deferral Plan at the end of the 2018 plan year.
A 401(k) plan is available to eligible employees, including the NEOs. Under the plan, we may make an annual discretionary matching contribution and/or profit-sharing contribution. To supplement the 401(k) plan, the National Mentor Holdings, LLC Executive Deferral Plan is available to highly compensated employees (as defined by Section 414(q) of the Internal Revenue Code), including the NEOs. Participants may contribute up to 100% of salary and/or incentive compensation bonus earned during the plan year. This plan is a nonqualified deferred compensation arrangement and is coordinated with our 401(k) plan so as to maximize a participant’s contributions and the Company’s matching contributions to the 401(k) plan, with the residual remaining in the Executive Deferral Plan. Amounts contributed to the 401(k) and/or Executive Deferral Plan are matched by us up to 1.5% of base salary (subject to Internal Revenue Service (“IRS”) compensation limits). Distributions are made upon a participant’s termination of employment, disability, death, retirement or at a time specified by the participant when he or she makes a deferral election. Participants can elect to have distributions made in a lump sum or in monthly installments over a five-year period. A specific-date election may be made only in a lump sum. We have established a grantor trust to accumulate assets to provide for the obligations under the plan. Any assets of the grantor trust are subject to the claims of our general creditors.
Severance and Change-in-Control Benefits. The employment agreements for each NEO, provides for severance benefits to be paid to the NEO if the Company terminates his or her employment without “cause” or he or she resigns for “good reason”, each as defined in the applicable agreement. Mr. Petersen retired as the President, CSS Operating Group effective September 30, 2018. The Company entered into a Retirement Agreement with Mr. Petersen effective as of September 30, 2018.
Other Benefits. The NEOs are entitled to participate in group health and welfare benefits on the same basis as all regular, full-time employees. These benefits include medical, dental, vision care, flexible spending accounts, term life insurance, short-term and long-term disability insurance and other benefits. In addition, all employees, including the executive officers, have the option of purchasing supplemental group term life insurance for themselves as well as coverage for their spouses and dependent children. Executive officers and certain other eligible employees may also elect to receive Company-paid parking or a commuter pass (plus gross-up for tax liability), and supplemental disability insurance and long-term care insurance, with the premiums paid for by us.
Compensation Risk. The Compensation Committee has determined that our compensation policies and practices are not reasonably likely to have a material adverse effect on us. In reaching this determination, we have taken into account the following design elements of our compensation programs and policies and practices: mixture of cash and equity opportunities, use of short-term and long-term performance-based awards, use of financial metrics that are easily capable of review and avoidance of uncapped rewards.

Merger Agreement
On December 18, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Celtic Intermediate Corp., a Delaware corporation (“Parent”), Celtic Tier II Corp., a Delaware corporation (“Merger Sub”), and the Company, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The closing of the Merger is subject to certain customary conditions.
NQSOs. If the Merger is consummated, at the effective time of the Merger (the “Effective Time”), each NQSO, whether vested or unvested, will be cancelled and converted into and will become a right to receive an amount in cash, without interest, equal to (1) the per-share Merger consideration of $17.75 (less the exercise price per share attributable to such NQSO) multiplied by (2) the total number of shares of common stock issuable upon exercise in full of such NQSO. The consideration for NQSOs other than the 2019 NQSOs will be payable on the closing date of the Merger (the “Closing Date”) and the consideration for the 2019 NQSOs will vest and be payable at the same time as such NQSOs would have vested pursuant to its terms.
RSUs. If the Merger is consummated, at the Effective Time, each RSU, whether vested or unvested, will be cancelled and will become a right to receive an amount in cash, without interest, equal to (1) $17.75 multiplied by (2) the total number of shares of Civitas stock subject to such RSU. For each RSU other than the 2019 RSUs, 50% of the consideration for such RSU will be payable on the Closing Date and the remaining 50% will generally vest and be payable in accordance with the terms of the RSU, subject to the holder’s continued service with Parent or an affiliate of Parent (including the surviving corporation or its subsidiary) through the applicable vesting dates (or, if earlier than the applicable vesting dates, the amounts will generally be paid in two equal installments on the first and second anniversaries of the Closing Date). For each 2019 RSU, the consideration for such 2019 RSU will, subject to the holder’s continued service with Parent or an affiliate of Parent (including the surviving corporation or its subsidiary) through the applicable vesting dates, vest and be payable in accordance with the terms of the 2019 RSU, with no less than 50% vesting and payable on the first anniversary of the Closing Date and any remaining unvested portion vesting and payable on the second anniversary of the Closing Date.
PRSUs. If the Merger is consummated, at the Effective Time, (i) PRSUs granted prior to December 8, 2017 that are outstanding immediately prior to the Effective Time, whether vested or unvested, will be cancelled for no consideration, (ii) PRSUs granted on December 8, 2017 or March 9, 2018 outstanding immediately prior to the Effective Time, whether vested or unvested, will be cancelled and will become a right to receive an amount in cash, without interest, equal to (x) $17.75 multiplied by (y) the total number of shares of common stock subject to such PRSU, with any performance-based vesting conditions deemed achieved based on actual performance during the applicable performance period, which shall be shortened to end on the date immediately prior to the Closing Date, and which amount will be paid on the Closing Date, and (iii) 2019 PRSUs outstanding immediately prior to the Effective Time, whether vested or unvested, will be cancelled and will become a right to receive an amount in cash, without interest, equal to (x) $17.75 multiplied by (y) the total number of shares of common stock subject to such 2019 PRSU, with any performance-based vesting conditions deemed achieved at target. The consideration in respect of 2019 PRSUs will be subject to the same payment terms, conditions and schedule as for the 2019 RSUs (as described in the immediately preceding paragraph).

Fiscal 2018 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (a)	Bonus ($)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($)
Bruce F. Nardella	2018	575,000	—	1,078,117	359,376	496,546	158,704	88,129	2,755,872
President and Chief Executive Officer	2017	575,000	—	1,078,118	359,372	371,134	180,242	88,081	2,651,947
	2016	579,423	—	1,002,819	359,363	454,250	97,210	87,133	2,580,198
Denis M. Holler	2018	375,000	—	210,938	70,312	161,917	83,185	54,544	955,896
Chief Financial Officer	2017	375,000	—	351,559	70,314	121,022	107,455	54,726	1,080,076
	2016	380,737		196,197	70,319	148,125	76,215	54,522	926,115
Brett I. Cohen	2018	365,000	—	342,190	114,061	236,399	7,269	52,095	1,117,014
Chief Operating Officer	2017	365,000	—	570,308	114,061	176,692	2,948	51,727	1,280,736
	2016	308,846	75,000(b)	318,278	114,075	216,262	74	49,924	1,082,459
David M. Petersen	2018	320,000	—	180,006	60,000	124,360	44,802	570,601	1,299,769
Former President, CSS Operating Group(i)	2017	320,000	—	299,991	59,998	149,324	50,636	41,118	921,067
	2016	320,000	20,400(h)	167,418	60,006	139,600	31,952	42,009	781,385
Jeffrey I. Cohen	2018	275,000	—	154,698	51,559	118,739	10,990	35,625	646,611
Chief Information Officer	2017	275,000	—	257,802	51,562	88,749	11,330	32,879	717,322
	2016	279,968	—	137,786	51,563	108,625	6,652	33,391	617,985

(a)	Includes individual’s pre-tax contributions to health plans and contributions to retirement plans.

(b)	Mr. B. Cohen received a signing bonus of $75,000 when he joined the Company in November 2015.

(c)
The amounts represent the grant date fair value of the RSUs and PRSUs granted pursuant to the 2014 Incentive Plan. The assumptions used in determining the grant date fair value of these awards are set forth in Note 21 to our consolidated financial statements, which are included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2018. The PRSUs were valued at the grant date based upon the probable outcome of the performance conditions. The grant date fair value of the PRSU's included above assumes the target number of shares. The grant date fair value of the PRSUs assuming the achievement of the highest level of the performance condition (which would result in 200% of the target number of shares being issued) is as follows:

Name	2018 PRSUs ($)	2017 PRSUs ($)	2016 PRSUs ($)
Bruce F. Nardella	718,732	718,769	568,138
Denis M. Holler	140,638	140,617	111,144
Brett I. Cohen	228,114	228,116	180,306
David Petersen	120,004	120,013	94,835
Jeffrey M. Cohen	103,132	103,141	81,503

(d)
The amounts represent the grant date fair value of the NQSOs granted pursuant to the 2014 Incentive Plan. The assumptions used in determining the grant date fair value of these awards are set forth in Note 21 to our consolidated financial statements, which are included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended September 30, 2018.

(e)	Represents cash bonuses under the Cash Incentive Plan.

(f)	Represents earnings in excess of 120% of the applicable federal long-term rate under the Executive Deferred Compensation Plan and the Executive Deferral Plan.

(g)
Includes Company contributions to the Executive Deferred Compensation Plan and the Company match on executive contributions to the 401(k) plan and Executive Deferral Plan. The amounts in this column were estimated at the time and have not been restated, as any differences were immaterial. Also included are Company paid parking or commuter pass, tax gross-ups for Company paid parking, imputed income on group term life insurance premiums and Company contributions for supplemental disability insurance and long-term care insurance premiums available to the executive officers, and severance payments to Mr. Petersen pursuant to his Retirement Agreement. For fiscal 2018, the components of All Other Compensation were as follows:

Name	Company Contributions to Executive Deferred Compensation Plan ($)	Company Match on Contributions to 401(k) and Executive Deferral Plan ($)	Company Paid Parking and Commuter Pass	Gross-ups ($)	Group Term Life Insurance ($)	Supplemental Disability Insurance ($)	Severance Payments ($)	Long-Term Care Insurance ($)
Bruce F. Nardella	74,750	4,106	944	621	2,772	2,313	—	2,623
Denis M. Holler	41,250	4,106	1,020	544	2,574	2,565	—	2,485
Brett I. Cohen	43,800	4,106	1,037	528	981	1,643	—	—
David Petersen	28,800	4,106	—	—	3,560	2,205	528,000	3,930
Jeffrey M. Cohen	24,750	4,106	2,613	—	571	1,710	—	1,875

(h)	Mr. Petersen received a discretionary bonus of $20,400 in recognition of his increased operational responsibilities and strong performance in fiscal 2016.

(i)
Mr. Petersen retired on September 30, 2018. Pursuant to the terms of his Retirement Agreement, Mr. Petersen will receive severance benefits including (i) any earned but unpaid base salary, any earned but unpaid bonus for fiscal 2018 and accrued but unpaid vacation and reimbursable travel and work-related expenses through September 30, 2018 (the “Retirement Date”); (ii) his base salary in effect as of the Retirement Date for a period of one year beginning on the Retirement Date; (iii) an additional amount equal to $2,000 per month for a period of two years beginning on the Retirement Date; and (iv) an amount equal to Mr. Petersen’s target annual bonus under the annual incentive plan of 50% of base salary in 2018.

Grants of Plan-Based Awards in Fiscal 2018

Estimated Possible Payouts Under Non-Equity Incentive Plan

The amounts below under “Estimated possible payouts under non-equity incentive plan awards” represent potential payouts relating to fiscal 2018 under The Civitas Solutions, Inc. Management Annual Cash Incentive Compensation Plan based on percentages of base salary as in effect at September 30, 2018. For a description of the plan, see “Compensation Discussion and Analysis--Annual Incentive Compensation”. The tables below also include each grant of an equity award made to a NEO in fiscal 2018 under the 2014 Incentive Plan.

	Estimated possible payouts under non-equity incentive plan awards
Name	Threshold ($)	Target ($)	Maximum ($)
Bruce F. Nardella	287,500	575,000	862,500
Denis M. Holler	93,750	187,500	281,250
Brett I. Cohen	136,875	273,750	410,625
David Petersen	80,000	160,000	240,000
Jeffrey M. Cohen	68,750	137,500	206,250

			Estimated Future Payouts PRSUs
Name	Grant Date		Threshold (#)	Target (#)	Maximum (#)	All other stock awards: Number of shares of stock or unit	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($) (a)
Bruce F. Nardella	12/8/2017	RSU	—	—	—	37,829	—	—	718,751
	12/8/2017	NQSO	—	—	—	—	51,858	19.00	359,376
	12/8/2017	PRSU	9,457	18,914	37,828	—	—	—	359,366

Denis M. Holler	12/8/2017	RSU	—	—	—	7,401	—	—	140,619
	12/8/2017	NQSO	—	—	—	—	10,146	19.00	70,312
	12/8/2017	PRSU	1,851	3,701	7,402	—	—	—	70,319

Brett I. Cohen	12/8/2017	RSU	—	—	—	12,007	—	—	228,133
	12/8/2017	NQSO	—	—	—	—	16,459	19.00	114,061
	12/8/2017	PRSU	3,002	6,003	12,006	—	—	—	114,057

David Petersen	12/8/2017	RSU	—	—	—	6,316	—	—	120,004
	12/8/2017	NQSO	—	—	—	—	8,658	19.00	60,000
	12/8/2017	PRSU(b)	1,579	3,158	6,316	—	—	—	60,002

Jeffrey M. Cohen	12/8/2017	RSU	—	—	—	5,428	—	—	103,132
	12/8/2017	NQSO	—	—	—	—	7,440	19.00	51,559
	12/8/2017	PRSU	1,357	2,714	5,428	—	—	—	51,566

(a)
The grant date fair value of the PRSUs assumes payout at the target level. Assuming the highest level of performance conditions (which would result in 200% of the target number of shares being issued), the grant date fair value of the PRSUs would be: Mr. Nardella $718,732; Mr. Holler $140,638; Mr. B. Cohen $228,114, Mr. Petersen $120,004, and Mr. J. Cohen $103,132.

(b)
For Mr. Petersen, 1,053 of the 2018 PRSUs may vest in the event that the Company achieves the performance target at the end of fiscal year 2020. The remaining 2,105 of the 2018 PRSUs will be forfeited as a result of his retirement.

Outstanding Equity Awards at Fiscal 2018 Year-End
Below is a chart of the NQSOs, RSUs and PRSUs the Company issued to the NEOs and outstanding as of September 30, 2018.

	Option Awards(a)				Stock Awards(b)
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Not Exercisable)	Option Exercise Price	Option Expiration Date	Number of Shares Or Units of Stock that Have Not Vested	Market Value of Shares of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(c)
Bruce F. Nardella	140,619	—	$17.00	9/16/2024	75,478	1,113,301	37,019	546,030
	26,013	13,007	$25.10	12/3/2025
	18,288	36,578	$17.05	12/6/2026
	—	51,858	$19.00	12/8/2027
Denis M. Holler	27,512	—	$17.00	9/16/2024	21,852	322,317	7,243	106,834
	5,089	2,545	$25.10	12/3/2025
	3,578	7,157	$17.05	12/6/2026
	—	10,146	$19.00	12/8/2027
Brett I. Cohen	8,256	4,129	$25.10	12/3/2025	35,449	522,873	11,749	173,298
	5,804	11,610	$17.05	12/6/2026
	—	16,459	$19.00	12/8/2027
David Petersen (d)	23,477	—	$17.00	9/16/2024	18,647	275,043	6,181	91,170
	4,343	2,172	$25.10	12/3/2025
	3053	6,107	$17.05	12/6/2026
	—	8,658	$19.00	12/8/2027
Jeffrey M. Cohen	20,176	—	$17.00	9/16/2024	16,025	236,369	5,312	78,352
	3,732	1,867	$25.10	12/3/2025
	2,624	5,248	$17.05	12/6/2026
	—	7,440	$19.00	12/8/2027

(a)
If the Merger is consummated at the Effective Time, each of the NQSOs outstanding on September 30, 2018, whether vested or unvested, will be cancelled and converted into and will become a right to receive an amount in cash, without interest, equal to (1) the per-share Merger consideration of $17.75 (less the exercise price per share attributable to such NQSO) multiplied by (2) the total number of shares of common stock issuable upon exercise in full of such NQSO, which will be payable on the Closing Date of the Merger. See “Compensation Discussion and Analysis--The Merger Agreement”.

(b)
If the Merger is consummated, at the Effective Time, each RSU set forth in the table, whether vested or unvested, will be cancelled and will become a right to receive an amount in cash, without interest, equal to (1) $17.75 multiplied by (2) the total number of shares of Civitas stock subject to such RSU. 50% of the consideration for such RSU will be payable on the Closing Date and the remaining 50% will generally vest and be payable in accordance with the terms of the RSU, subject to the holder’s continued service with Parent or an affiliate of Parent (including the surviving corporation or its subsidiary) through the applicable vesting dates (or, if earlier than the applicable vesting dates, the amounts will generally be paid in two equal installments on the first and second anniversaries of the Closing Date). If the Merger is consummated, at the Effective Time, the PRSUs granted on December 8, 2017 and March 9, 2018 outstanding immediately prior to the Effective Time, whether vested or unvested, will be cancelled and will become a right to receive an amount in cash, without interest, equal to (x) $17.75 multiplied by (y) the total number of shares of common stock subject to such PRSU, with any performance-based vesting conditions deemed achieved based on actual performance during the applicable performance period, which shall be shortened to end on the date immediately prior to the Closing Date, and which amount will be paid on the Closing Date. All other PRSUs set forth in the table, whether vested or unvested, will be cancelled for no consideration. See “Compensation Discussion and Analysis-- The Merger Agreement.”

(c)
Represents unearned 2017 PRSUs and 2018 PRSUs for which vesting is subject to performance conditions during the performance periods ending September 30, 2019 and 2020, respectively. The shares and market value of unearned shares reporting in this column represent payout at the target level of performance for each of the 2017 PRSUs and the 2018 PRSUs, because our financial performance through September 30, 2018 indicated performance between threshold and target levels for each of the PRSUs. See footnote (b) for a description of the treatment of the PRSUs in the Merger.

(d)
As a result of Mr. Petersen’s retirement, 8,826 unvested options, 12,602 unvested restricted stock units, and 3,113 unearned PRSUs will not vest.  2,015 unearned 2017 PRSUs (assumed at the target level) are eligible to vest in the event that the Company satisfies the performance condition of the 2017 PRSUs at the end of fiscal year 2019.  Additionally, 1,053 of Mr. Petersen’s unearned 2018 PRSUs (assumed at the target level) are eligible to vest in the event that the Company satisfies the performance condition of the 2018 PRSUs at the end of fiscal year 2020.

Option Exercises and Stock Vested
No options were exercised during fiscal 2018. The following table provides information regarding stock awards that vested during fiscal 2018. Stock award value realized is calculated by multiplying the number of shares shown in the table by the closing price of our stock on the date the stock awards vested.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bruce F. Nardella	23,596	451,439
Denis M. Holler	4,617	88,333
Brett I. Cohen	7,490	143,299
David Petersen	3,940	75,380
Jeffrey M. Cohen	3,386	64,781
Pension Benefits
We do not have any pension plans.
Fiscal 2018 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($) (a)(b)	Company Contributions in Last Fiscal Year ($) (b)(c)	Aggregate Earnings in Last Fiscal Year ($) (b)(d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last Fiscal Year End ($) (f)
Bruce F. Nardella	141,216	78,856	232,059	4,420	2,426,276
Denis M. Holler	6,346	45,356	135,430	2,382	1,654,063
Brett I. Cohen	57,700	47,906	7,724	—	215,750
David Petersen	37,331	32,906	76,902	10,170	1,042,880
Jeffrey M. Cohen	10,595	28,856	18,706	4,170	261,333

(a)
Represents amounts contributed to the Executive Deferral Plan during fiscal 2018. The Executive Deferral Plan is available to highly compensated employees to supplement the 401(k) plan. For details about the plan, see “Compensation Discussion and Analysis--Deferred Compensation”, above.

(b)
All of the amounts reported under “Executive Contributions in Last Fiscal Year” and “Company Contributions in Last Fiscal Year” are reported as compensation for fiscal 2018 in the Summary Compensation Table. Under “Aggregate Earnings in Last Fiscal Year”, the following amounts are reported as compensation in the Summary Compensation Table that were in excess of 120% of the applicable federal long-term rate are as follows:

Bruce F. Nardella	$158,704
Denis M. Holler	$83,185
Brett I. Cohen	$7,269
David Petersen	$44,802
Jeffrey M. Cohen	$10,990

(c)
Represents Company match (up to 1.5% of base salary) on executive contributions to the Executive Deferral Plan, plus Company contributions to the Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement to provide deferred compensation to executive officers. For details about both these plans, see “Compensation Discussion and Analysis--Deferred Compensation” above.

(d)
Represents the 6% return credited to the participant’s account in the Executive Deferred Compensation Plan for balances in fiscal 2018, plus the executives’ respective returns for amounts invested in the Executive Deferral Plan.

(e)	Represents amounts withdrawn from the Executive Deferral Plan and deposited into the executives’ respective 401(k) account in accordance with IRS rules.

(f)
Represents aggregate balances in Executive Deferral Plan and Executive Deferred Compensation Plan for each executive as of fiscal year-end. Of the amounts in this column, the following amounts have been reported as Company contributions in the All Other Compensation column in the Summary Compensation Table for fiscal 2018, fiscal 2017 and fiscal 2016:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Bruce F. Nardella	$78,856	$78,781	$78,725
Denis M. Holler	45,356	45,281	45,225
Brett I. Cohen	47,906	47,831	46,781
David Petersen	32,906	32,831	32,775
Jeffrey M. Cohen	28,856	28,781	28,725

Stock Ownership Guidelines for Named Executive Officers
The Compensation Committee adopted stock ownership guidelines for its executive officers, operating group presidents and vice presidents. The stock ownership guidelines for the Company's named executive officers are determined as a multiple of the officer's base salary. The Company’s Chief Executive Officer is required to hold shares of Civitas common stock with a value equal to at least six (6) times his annual base salary. The Company's Chief Financial Officer is required to hold shares of Civitas common stock with a value equal to at least four (4) times his annual base salary. All other named executive officers are required to hold shares of Civitas common stock with a value equal to three (3) times his or her annual base salary. This ownership guideline is calculated using the applicable base salary as of October 1st each year and measured against the average of the month-end closing prices of the Company's stock for the prior 12 months. Named executive officers are not required to achieve the applicable level of ownership within any specified time period. The Chief Executive Officer and the Chief Financial Officer must retain 100% of their net profit shares until their applicable stock ownership guideline is met. All other executive officers are required to retain 50% of net profit shares until he or she complies with the guidelines. Net profit shares are defined as (i) shares received on vesting or earnout of restricted stock or restricted stock units or performance shares, net of shares withheld for taxes and (ii) shares received on exercise of stock options, net of shares tendered or withheld for payment of exercise price and shares withheld for taxes.
As of December 31, 2018, Messrs. Nardella, Holler and J. Cohen met their stock ownership guidelines. Mr. Petersen retired as Operating Group President of Community Support Services as of September 30, 2018 and, accordingly, is no longer subject to such guidelines. Mr. B. Cohen, who joined the Company in November 2015, has not achieved his stock ownership guideline.

Employment Agreements

On December 16, 2013, we entered into an employment agreement with Bruce Nardella, effective as of January 1, 2014, in connection with his promotion to Chief Executive Officer, which was amended and restated on September 17, 2014 in connection with the IPO (the “Nardella Agreement”). The Nardella Agreement had an initial term of three years, after which the agreement renews automatically each year for a one-year term, unless terminated earlier by the parties. The Nardella Agreement provides for a base salary of $575,000 per year, subject to review and adjustment from time to time, with an annual bonus from the incentive compensation plan equal to no less than Mr. Nardella’s base salary if we reach certain yearly determined performance objectives. Under the terms of the Nardella Agreement, if Mr. Nardella is terminated by us without “cause” or Mr. Nardella resigns with “good reason”, we are obligated to continue to pay him his base salary and targeted incentive compensation for two years following the date of such termination, as well as a pro rata incentive compensation amount for the year in which such termination occurs if termination occurs, based on actual performance as of the date of termination, within the second half of the year and a monthly payment of $2,000 for two years. The definition of “cause”

includes the commission of fraud or embezzlement, an indictment or conviction for a felony or a crime involving moral turpitude or a plea of nolo contendere involving such a crime (to the extent such crime results in an adverse effect on the business or reputation of the Company), willful misconduct, violation of any material written policy of the Company, material neglect of duties, failure to comply with reasonable Board directives and material breach of any agreement with us or our securityholders or affiliates. The definition of “good reason” includes a change in title, duties and responsibilities that is materially inconsistent with his position in the Company, a material reduction in Mr. Nardella’s annual base salary or annual bonus opportunity (subject to certain exclusions), a material breach by us of the Nardella Agreement, and relocation of Mr. Nardella’s principal place of work from its current location to a location that is beyond a 50-mile radius of such location. Under the terms of the Nardella Agreement, if Mr. Nardella is terminated due to death or disability, he will be entitled to accelerated vesting of a pro rata portion of his unvested time-based equity awards under the 2014 Incentive Plan and if Mr. Nardella is terminated (other than for “cause” and other than due to death or disability) within six months prior to or 24 months following a change in control, he will be entitled to (i) the same severance payments as provided for in the event of a termination without “cause” or for “good reason” and (ii) accelerated vesting of all of his unvested time-based equity awards under the 2014 Incentive Plan. The payment of severance benefits will be conditioned upon the execution and non-revocation of a release. The Nardella Agreement contains provisions pursuant to which Mr. Nardella has agreed not to disclose our confidential information. Mr. Nardella has also agreed not to solicit our employees or contractors, nor compete with us for a period of two years after his employment with us has been terminated.
In connection with the IPO, we entered into new employment agreements with each of our executive officers who previously had a severance agreement, including all of the other NEOs (Mr. Holler, Mr. Petersen and Mr. J. Cohen). On November 6, 2015, we entered into an employment agreement with Brett Cohen, effective November 30, 2016. Other than Mr. Nardella, each NEO’s employment agreement (i) provides for an employment term of one year with automatic renewals unless terminated in accordance with the agreement, (ii) specifies the executive’s position, duties, annual base salary and target bonus and (iii) provides for customary business expense reimbursement. The employment agreements for these executive officers provide that if the executive officer is terminated without “cause” or resigns for “good reason,” he or she will be, subject to execution and non-revocation of a release, entitled to (i) continued payment of his base salary for one year, (ii) payment of an amount equal to his or her target bonus, (iii) payment of a pro rata bonus for the year in which such termination occurs, based on actual performance as of the date of termination, if termination occurs within the second half of the year and (iv) a monthly payment of $2,000 for 24 months. If the executive officer is terminated due to death or disability, he or she is entitled to (i) payment of a pro rata bonus for the year in which such termination occurs and (ii) accelerated vesting of a pro rata portion of his or her unvested time-based equity awards under the 2014 Incentive Plan. If the executive officer is terminated (other than for “cause” and other than due to death or disability) within six months prior to or 24 months following a change in control, he or she is entitled to (i) the same severance payments as provided for in the event of a termination without “cause” or for “good reason,” except that the payment of his base salary will continue for 18 months instead of 12 months following such termination, and (ii) accelerated vesting of all of his or her unvested time-based equity awards under the 2014 Incentive Plan. The employment agreements contain provisions pursuant to which each executive officer has agreed not to disclose our confidential information. Each executive officer also agreed not to solicit our employees or contractors, nor compete with us for a period of one year after his or her employment with us has been terminated.
Petersen Retirement Agreement.

On August 15, 2018, David M. Petersen, Operating Group President of the Company’s CSS division, entered into a retirement agreement (the “Retirement Agreement”) with the “Company”, which provides for Mr. Petersen’s retirement from the Company on September 30, 2018, the last day of the Company’s fiscal year. Mr. Petersen joined the Company in 2003 and served as the Operating Group President of CSS since 2007.
Pursuant to the Retirement Agreement, Mr. Petersen will receive severance benefits including (i) any earned but unpaid base salary, any earned but unpaid bonus for fiscal 2018 and accrued but unpaid vacation and reimbursable travel and work-related expenses through September 30, 2018 (the “Retirement Date”); (ii) his base salary in effect as of the Retirement Date for a period of one year beginning on the Retirement Date; (iii) an additional amount equal to $2,000 per month for a period of two years beginning on the Retirement Date; and (iv) an amount equal to Mr. Petersen’s target annual bonus under the annual incentive plan of 50% of base salary in 2018. In addition, Mr. Petersen’s equity awards that were scheduled to vest prior to December 31, 2018 continued to vest on schedule through December 31, 2018, and the post-termination exercise period of all of Mr. Petersen’s equity awards was extended to March 1, 2019 (other than the option award granted on September 16, 2014, which was extended to January 30, 2019). The Retirement Agreement also reaffirms Mr. Petersen’s agreements under his existing employment agreement not to disclose confidential information, not to solicit the Company’s employees or contractors and not to compete with the Company for a period of one year beginning on the Retirement Date.
Policy on Recoupment of Incentive Compensation in Event of Material Financial Restatement

In fiscal 2016, the Board adopted a recoupment policy that permits the Board to recover certain annual incentives from executive officers in the event of a material restatement of financial results. For restatements that occurred through no misconduct of an executive officer, the policy allows, at the discretion of the Board, the forfeiture or reimbursement of incentive compensation provided that the amount recovered is not greater than the amount of compensation that such officer would have received based on the restated financial results.  In the event of misconduct, at the discretion of the Board, the entire amount of incentive compensation received based on the financial reporting measure may be forfeited or reimbursed.  Additionally, our Cash Incentive Plan and 2014 Omnibus Incentive Plan allow for the recoupment of performance-based annual incentives and long-term incentives consistent with applicable law and the recoupment policy.

Estimated Severance and Change-in-Control Payments
The employment agreements of the executive officers provide for severance benefits in the event of termination under certain circumstances. The following table shows the amount of potential severance benefits for the NEOs pursuant to their employment agreements, assuming that termination occurred as of September 30, 2018, our fiscal year-end.

Name	Termination with “cause” or resignation without “good reason” ($)	Termination without “cause” or resignation for “good reason” ($)	Termination without “cause” or for “good reason” within 6 months prior to or 24 months following a change in control ($)	Death or Disability ($)
Bruce F. Nardella
Salary (a)	—	1,150,000	1,150,000	—
Bonus (b)	496,714	1,646,714	1,646,714	496,714
Value of Continued Benefits (c)	—	48,000	48,000	—
Accelerated Vesting of Equity Awards (d)	—	—	1,113,301	722,883
Total	496,714	2,844,714	3,958,015	1,219,597
Denis M. Holler
Salary (a)	—	375,000	562,500	—
Bonus (b)	161,972	349,472	349,472	161,972
Value of Continued Benefits (c)	—	48,000	48,000	—
Accelerated Vesting of Equity Awards (d)	—	—	322,317	187,369
Total	161,972	772,472	1,282,289	349,341
Brett I. Cohen
Salary (a)	—	365,000	547,500	—
Bonus (b)	236,479	273,750	510,229	236,479
Value of Continued Benefits (c)	—	48,000	48,000	—
Accelerated Vesting of Equity Awards (d)	—	—	522,873	303,953
Total	236,479	686,750	1,628,602	540,432
David Petersen (e)
Salary (a)	—	320,000	480,000	—
Bonus (b)	124,360	284,360	284,360	124,360
Value of Continued Benefits (c)	—	48,000	48,000	—
Accelerated Vesting of Equity Awards (d)	—	—	275,043	159,861
Total	124,360	652,360	1,087,403	284,221
Jeffrey M. Cohen
Salary (a)	—	275,000	412,500	—
Bonus (b)	118,779	256,279	256,279	118,779
Value of Continued Benefits (c)	—	48,000	48,000	—
Accelerated Vesting of Equity Awards (d)	—	—	236,369	137,367
Total	118,779	579,279	953,148	256,146

(a)
Under Mr. Nardella’s employment agreement, if Mr. Nardella is terminated without cause or resigns for good reason, Mr. Nardella’s salary would continue for two years following the date of termination. For each of the other NEOs, under their employment agreements, (1) if the NEO is terminated without cause or a resignation for good reason, then he or she would continue to receive his or her salary for 12 months, and (2) if the NEO is terminated without cause or resigns for good reason within six months prior to or 24 months following a change in control, the NEO would continue to receive his or her salary for 18 months. These amounts would be payable over time in accordance with the Company’s regular payroll practices.

(b)
Under Mr. Nardella’s employment agreement, (1) if Mr. Nardella is terminated without cause or resigns for good reason, then Mr. Nardella would receive a lump sum payment of a pro rata bonus based on actual performance as of September 30, 2018, plus his target annual bonus of 100 percent of base salary under the cash incentive compensation plan for two years after termination, and (2) if Mr. Nardella is terminated for cause, resigns without good reason or is terminated due to death or disability, then Mr. Nardella would receive an amount equal to his earned but unpaid bonus as of September 30, 2018. For each of the other NEOs, under their employment agreements, (1) if the NEO is terminated without cause or resigns for good reason, then he or she would receive a lump sum payment of a pro rata bonus based on actual performance as of September 30, 2018, plus his or her target annual bonus of 50 percent of his or her salary for one year following the date of termination, or, in the case of Mr. B. Cohen 75 percent of his salary for one year following the date of termination, and (2) if the NEO is terminated for cause, resigns without good reason or is terminated due to death or disability, then he or she would receive an amount equal to his earned but unpaid bonus as of September 30, 2018.

(c)
Under each NEO’s employment agreement, each NEO is entitled to receive $2,000 per month for 24 months in lieu of continuing health and welfare benefits if the NEO is terminated without cause or resigns for good reason.

(d)
Under each NEO’s employment agreement, (1) if the NEO is terminated without cause or resigns for good reasons within six months prior to or 24 months following a change in control, all of his or her time-based equity awards under the 2014 Incentive Plan would vest in full, and (2) if the NEO is terminated due to death or disability, all of his or her time-based equity awards under the 2014 Incentive Plan would vest in proportion to the period of time that elapsed between the grant date of such awards and the date of such termination. The value of accelerated time-based RSUs is calculated using the closing price per share of our common stock on September 30, 2018, or $14.75. The value of accelerated stock options is calculated using the difference between $14.75 and the exercise price of the applicable option.

(e)
Pursuant to Mr. Petersen's Retirement Agreement, Mr. Petersen has received or will receive the payments described under "Termination without "cause" or resignation for good reason;" and Mr. Petersen continued to vest in all outstanding equity awards under the 2014 Incentive Plan through December 31, 2018.

Director Compensation
The table below sets forth the compensation of our non-employee directors in fiscal 2018. Messrs. Durbin, Elrod and Rosner are employees of Vestar and do not receive any additional compensation for their service as directors. Additionally, Mr. Nardella, whose compensation is reflected in "Executive Compensation" below, does not receive additional compensation for his service as director.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)(a)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patrick M. Gray	102,500	115,000	—	—	217,500
Pamela F. Lenehan	92,500	115,000	—	—	207,500
Guy Sansone	87,500	115,000	—	—	202,500
Gregory S. Roth	90,000	115,000	—	—	205,000
Mary Ann Tocio	84,583	115,000	—	—	199,583

(a)
As of September 30, 2018, Messrs. Gray, Sansone, and Roth and Mses. Lenehan and Tocio held 7,958 time based RSUs that were granted to them on March 9, 2018 and are scheduled to vest as of March 9, 2019. If the Merger is consummated, each RSU set forth in the table, whether vested or unvested, will be cancelled and will become a right to receive an amount in cash, without interest, equal to (1) $17.75 multiplied by (2) the total number of shares of Civitas stock subject to such RSU. 50% of the consideration for such RSU will be payable on the Closing Date and the remaining 50% will generally vest and be payable in accordance with the terms of the RSU, subject to the holder’s continued service with Parent or an affiliate of Parent (including the surviving corporation or its subsidiary) through the applicable vesting dates. See “Compensation Discussion and Analysis-- The Merger Agreement.”
We have a director compensation program for our non-employee directors who are not affiliated with Vestar. These directors receive an annual retainer of $75,000. These directors receive fees for committee membership that are paid as follows: (i) $20,000 annual fee for the Chair of the Audit Committee and $10,000 annual fee for other members of the Audit Committee; (ii) $15,000 annual fee for the Chair of the Compensation Committee and $7,500 annual fee for other members of the Compensation Committee, (iii) $10,000 annual fee for the Chair of the Nominating and Corporate Governance Committee and $5,000 annual fee for other members of the Nominating and Corporate Governance Committee and (iv) $15,000 annual fee for the Chair of the Quality and Risk Management Committee and $7,500 annual fee for other members of the Quality and Risk Management Committee. We do not pay fees for attendance at committee meetings. We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.
We grant restricted stock units to our non-employee directors who are not affiliated with Vestar annually on the date of our annual meeting of stockholders. In fiscal year 2018, the non-employee directors who are not affiliated with Vestar were granted awards on March 9, 2018. These awards have vesting periods of one year. We do not impose any holding requirements but have adopted a stock ownership guideline for these directors which requires them to hold shares of our common stock with a value equal to three times their annual cash retainer, or $225,000, by September 16, 2019, or in the case of directors who joined after September 16, 2014, within five years of their election to the Board. These directors will be required to hold 100% of their equity awards until this guideline is met.
CEO Pay Ratio
In accordance with Item 402(u) of Regulation S-K, we determined the ratio of the annual total fiscal year 2018 compensation of Mr. Nardella, our CEO, relative to the annual total fiscal year 2018 compensation of our median employee.
For purposes of identifying the median-compensated employee, we examined our population of 32,211 full-time and part-time employees (excluding the CEO) as of July 8, 2018. We used a consistently applied compensation measure that included the sum of the following compensation elements: regular earnings including base salary, overtime earnings, and supplemental earnings including any bonus received. After the median employee was identified, we calculated the annual total fiscal year 2018 compensation for that employee by applying the same rules as used for determining total compensation for the named executive officers as reported in the Summary Compensation Table.
Mr. Nardella’s annual total compensation for fiscal year 2018 was $2,580,198 as reflected in the Summary Compensation Table‑-See "Fiscal 2018 Summary Compensation Table" above. The fiscal year 2018 annual total compensation for the median-compensated employee, calculated in the same manner, was $21,397. Therefore, our CEO to median employee pay ratio is approximately 120.6/1.
Compensation Committee Interlocks and Insider Participation
Messrs. Durbin, Elrod and Sansone and Ms. Lenehan are the members of our Compensation Committee, and none of them is or has been our officer or employee. Messrs. Durbin and Elrod are managing directors of Vestar, affiliates of which own approximately 54% of the Company’s common stock. For a description of the transactions between us and Vestar, see “Certain Relationships and Related Party Transactions.” Apart from these relationships, no member of the Compensation Committee has any relationship that would be required to be reported under Item 404 of Regulation S-K. No member of the Compensation Committee serves or served during the fiscal year as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Chris A. Durbin (Chairman) Pamela F. Lenehan James L. Elrod Jr. Guy Sansone

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock as of January 11, 2019 by:

•	each person known by us to beneficially own 5% or more of our outstanding common stock;

•	each of our directors and NEOs; and

•	all of our directors and executive officers as a group.
The numbers (including percentages) listed below are based on 36,306,847 shares of our common stock outstanding as of January 11, 2019.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Stock Outstanding
Principal Stockholders:
Funds Affiliated with Vestar (2)(3)	19,605,379	54.00%
Directors and Named Executive Officers:
Bruce F. Nardella (4)	690,412	1.90%
Denis M. Holler (5)	309,872	*
Brett I. Cohen (6)	50,447	*
David Peterson (7)	302,310	*
Jeffrey M. Cohen (8)	96,101	*
Chris A. Durbin (9)	—	*
James L. Elrod, Jr. (9)	—	*
Patrick M. Gray	29,393	*
Pamela F. Lenehan	50,379	*
Guy Sansone	37,023	*
Gregory S. Roth	36,137	*
Mary Ann Tocio	22,079	*
Robert L. Rosner (9)	—	*
All directors and current executive officers as a group (14 persons) (10)	1,917,970	5.28%
* Less than 1%

(1)
A “beneficial owner” of a security is determined in accordance with Rule 13d-3 under the Exchange Act and generally means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares:

•	voting power which includes the power to vote, or to direct the voting of, such security; and/or

•	investment power which includes the power to dispose, or to direct the disposition of, such security.

(2)	The address for Vestar Capital Partners V, L.P. is c/o Vestar Capital Partners, Inc., 245 Park Avenue, 41st Floor, New York, New York 10167.

(3)
Includes (A) 14,557,836 shares of common stock held directly by Vestar Capital Partners V, L.P. (“Vestar V”), 4,003,741 shares of common stock held directly by Vestar Capital Partners V-A, L.P. (“Vestar V-A”), 527,168 shares of common stock held directly by Vestar Capital Partners V-B, L.P. (“Vestar V-B”) and 516,634 shares of common stock held directly by Vestar/NMH Investors, LLC (“Vestar/NMH Investors”). Vestar V is the managing member of Vestar/NMH Investors, and Vestar Executives V, L.P. (“Vestar Executives V”) and Vestar Co-Invest V, L.P. (“Vestar Co-Invest V”) are members of Vestar/NMH Investors. Vestar Associates V, L.P. (“Vestar Associates V”) is the general partner of Vestar V, Vestar V-A, Vestar V-B and Vestar Executives V. Vestar Managers V, Ltd. (“VMV”) is the general partner of Vestar Associates V and Vestar Co-Invest V. Daniel S. O’Connell is the sole director of VMV. As a result of these relationships, each of Vestar Associates V, VMV and Mr. O’Connell may be deemed to have beneficial ownership of securities held by Vestar V, Vestar V-A, Vestar V-B and Vestar/NMH Investment (including the securities beneficially owned by Vestar Executives V and Vestar Co-Invest V). Each of Vestar Associates V, VMV and Mr. O’Connell disclaims beneficial ownership of the securities beneficially owned by Vestar V, Vestar V-A, Vestar V-B and Vestar/NMH Investors (including the securities beneficially owned by Vestar Executives V and Vestar Co-Invest V) except to the extent its or his respective pecuniary interest therein. The address of Vestar V, Vestar V-A, Vestar V-B, Vestar/NMH Investors, Vestar Executives V, Vestar Co-Invest V, Vestar Associates V, VMV and Mr. O’Connell is 245 Park Avenue, 41st Floor, New York, NY 10167.

(4)	Includes options to purchase 233,502 shares.

(5)	Includes options to purchase 45,684 shares.

(6)	Includes options to purchase 29,480 shares.

(7)	Includes options to purchase 38,984 shares.

(8)	Includes options to purchase 33,503 shares.

(9)
Messrs. Elrod, Durbin and Rosner are Managing Directors of Vestar. Each of Messrs. Elrod, Durbin and Rosner disclaims beneficial ownership of any shares beneficially owned by Vestar, except to the extent of his indirect pecuniary interest therein.

(10)	Includes options to purchase 452,834 shares.

Equity Compensation Plan Information
The following table provides information as of September 30, 2018 regarding the number of shares of our common stock that may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)(c)
Equity Compensation Plans Approved by Stockholders	1,871,570	$18.67	4,938,861
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A

(a)
Includes: (i) 939,213 shares of common stock issuable pursuant to outstanding stock option awards as of September 30, 2018 with a weighted-average exercise price of $18.67; (ii) 835,899 shares of common stock issuable pursuant to outstanding RSU awards as of September 30, 2018; and (iii) a maximum of 96,458 shares of common stock issuable pursuant to outstanding PRSU awards as of September 30, 2018. There is no exercise price associated with the vesting of RSU and PRSU awards.

(b)
The calculation of the weighted-average exercise price in this column excludes the shares issuable pursuant to outstanding RSU and PRSU awards as of September 30, 2018, because there is no exercise price associated with the vesting of RSU and PRSU awards.

(c)
Pursuant to the terms of the 2014 Incentive Plan, the aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to awards which may be granted was initially 3,325,500 shares. This number will automatically increase on the first day of each fiscal year the 2014 Incentive Plan is in effect by 3.0% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or a lesser amount determined by the Compensation Committee. Accordingly, on October 1, 2014, the total number of shares of our common stock available for issuance under the 2014 Incentive Plan increased by 1,108,500. On October 1, 2015, the total number of shares of our common stock available for issuance under the 2014 Incentive Plan increased by 1,112,797. On October 1, 2016, the total number of shares of our common stock available for issuance under the 2014 Incentive Plan increased by 1,116,443. On October 1, 2017, the total number of shares of our common stock available for issuance under the 2014 Incentive Plan increased by 1,123,238. On October 1, 2018, the total number of shares of our common stock available for issuance under the 2014 Incentive Plan increased by 1,083,488. The number above includes the additional shares for the increases that occurred on October 1, 2014, October 1, 2015, October 1, 2016, and October 1, 2017 but does not include the increase that occurred as of October 1, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Nominating Agreement
On September 16, 2014, we entered into a director nominating agreement with the LLC, which contains provisions relating to nominations for the election of directors. The director nominating agreement provides that the LLC or affiliates of Vestar will have the right to nominate: (i) eight of nine directors so long as the LLC and affiliates of Vestar collectively own at least 40% of the total voting power of Civitas; (ii) seven of nine directors so long as the LLC and affiliates of Vestar collectively own at least 35% of the total voting power of Civitas; (iii) six of nine directors so long as the LLC and affiliates of Vestar collectively own at least 30% of the total voting power of Civitas; (iv) five of nine directors so long as the LLC and affiliates of Vestar collectively own at least 25% of the total voting power of Civitas; (v) four of nine directors so long as the LLC and affiliates of Vestar collectively own at least 20% of the total voting power of Civitas; (vi) three of nine directors so long as the LLC and affiliates of Vestar collectively own at least 15% of the total voting power of Civitas; (vii) two of nine directors so long as the LLC and affiliates of Vestar collectively own at least 10% of the total voting power of Civitas; (viii) one of nine directors so long as the LLC and affiliates of Vestar collectively own at least 5% of the total voting power of Civitas. If the size of the Board is increased or reduced, then the number of directors the affiliates of Vestar have the right to nominate at each level of ownership increases or decreases ratably. In each case we will agree to take certain actions to support those nominees for election and include the nominees in the proxy statements for the stockholders meetings at which directors are to be elected. In connection with the Distribution, on October 1, 2015, the LLC assigned the director nominating agreement to an affiliate of Vestar that was a member of the LLC.
Registration Rights Agreement
On September 16, 2014, we entered into a registration rights agreement with the LLC. In connection with the Distribution on October 1, 2015, the LLC’s registration rights were assigned to all of the members of the LLC, upon each such member’s execution of a joinder to that agreement pursuant to which they agreed to become subject to all of the rights and obligations thereunder, and the members of the LLC became subsequent holders of the Registrable Securities. Pursuant to the registration rights agreement, the holders of a majority of the registrable securities are entitled to request that we register the shares of our common stock held by the LLC on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be “shelf registrations.” The holders of registrable securities are also entitled to participate in certain registered offerings by us, subject to the terms and conditions in the registration rights agreement. We will pay the holders’ expenses in connection with the exercise of these rights. The registration rights described in this paragraph apply to (i) shares of our common stock held by the LLC as of the closing of our IPO and (ii) any of our capital stock (or that of our subsidiaries) issued or issuable with respect to the common stock described in clause (i) with respect to any dividend, distribution, recapitalization, reorganization, or certain other corporate transactions (“Registrable Securities”). These registration rights are also for the benefit of any subsequent holder of Registrable Securities. However, any particular securities will cease to be Registrable Securities when they have been sold in a registered public offering, sold in compliance with Rule 144 of the Securities Act or repurchased by us or our subsidiaries. In addition, with our consent and the consent of the holders of a majority of Registrable Securities, any Registrable Securities held by a person other than Vestar Capital Partners V, L.P. and its affiliates, upon notice from us, will cease to be Registrable Securities if they can be sold without limitation under Rule 144 of the Securities Act.
Indemnification Agreements
We have indemnification agreements with each of our directors and executive officers. Under the indemnification agreements, directors and executive officers are indemnified against certain expenses, judgments and other losses resulting from involvement in legal proceedings arising from service as a director or executive officer. Civitas will advance expenses incurred by directors or executive officers in defending against such proceedings, and indemnification is generally not available for proceedings brought by an indemnified person (other than to enforce his or her rights under the indemnification agreement). If an indemnified person elects or is required to pay all or any portion of any judgment or settlement for which Civitas is jointly liable, Civitas will contribute to the expenses, judgments, fines and amounts paid in settlement incurred by the indemnified person in proportion to the relative benefits received by Civitas (and its officers, directors and employees other than the indemnified person) and the indemnified person, as may, to the extent necessary to conform to law, be further adjusted by reference to the relative fault of NMHI (and its officers, directors and employees other than the indemnified person) and the indemnified person in connection with the events that resulted in such losses, as well as any other equitable considerations which the law may require to be considered. NMHI is a guarantor of Civitas’ obligations under this agreement.
Policies and Procedures for Related Party Transactions
In connection with our IPO, we adopted a policy which provides that our Audit Committee is responsible for reviewing and approving or ratifying related party transactions. For purposes of the policy, a “related party transaction” means a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Civitas was, is or will be a participant and the amount involved will or may be expected to exceed $120,000, and in which our executive officers, directors, director nominees or any stockholder beneficially owning in excess of five percent of our stock (each, a “related party”) had, has or will have a direct or indirect material interest (including any transactions requiring disclosure under Item 404 of Regulation S-K). Any related party who intends to enter into a related party transaction shall promptly disclose that intention and all material facts with respect to such transaction to our Chief Legal Officer. The Chief Legal Officer will then promptly communicate that information to the Audit Committee of the Board. The Audit Committee will review all related party transactions and approve such transactions (subject to a delegation of authority as provided in the policy). In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than the terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. It is our policy that directors interested in a related party transaction will recuse themselves from any such vote.
Independence of Directors
The Board currently consists of nine (9) members, and all members, with the exception of Mr. Nardella, have been affirmatively determined to be “independent” as such term is defined in the New York Stock Exchange Rules. In making its independence determinations, the Board considered the relationship between our Company and Vestar, which owns approximately 54% of our outstanding common stock, the fact that Messrs. Elrod, Durbin and Rosner serve on our Board of Directors as designees of Vestar pursuant to the terms of our nominating agreement with an affiliate of Vestar, and the fact that Messrs. Elrod, Durbin, and Rosner are managing directors of Vestar.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed or expected to be billed to us by Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm, for fiscal 2018 and fiscal 2017:

Services Rendered	Fees (in thousands)
	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$2,024	$1,803
Audit-Related Fees(2)	95	200
Tax Fees (3)	90	39
All Other Fees(4)	2	2
Total	$2,211	$2,044

(1)
Audit Fees for fiscal 2018 and fiscal 2017 consist of fees billed and expected to be billed by Deloitte for professional services rendered in connection with the audit of our financial statements and our internal controls over financial reporting, the reviews of the interim financial statements included in each of our quarterly reports on Form 10-Q, and review of other SEC filings.

(2)	Audit-related fees are for assurance and related services by Deloitte that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees primarily include professional services rendered related to tax compliance and tax consulting services.

(4)	All other fees include licenses to web-based accounting and finance reference materials.
We have a policy that requires the Audit Committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm and to consider whether the provision of non-audit services is compatible with maintaining the independence of our independent registered public accounting firm in deciding whether to approve non-audit services. All services performed by our independent registered public accounting firm in fiscal 2018 and fiscal 2017 were pre-approved in accordance with the policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See “Financial Statements” in the Original Form 10-K.
(2) Financial Statement Schedules: Financial Statement Schedules previously included in the Original Form 10-K.
(3) Exhibits: The Exhibit Index is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description

2.1¥	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006

2.2	Agreement and Plan of Merger by and among Celtic Intermediate Corp., Celtic Tier II Corp. and Civitas Solutions, Inc., dated as of December 18, 2018	Incorporated by reference to Exhibit 2.1 of Civitas Solutions, Inc. Form 8-K filed on December 18, 2018

3.1	Amended and Restated Certificate of Incorporation of Civitas Solutions, Inc.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

3.2	Amended and Restated By-Laws of Civitas Solutions, Inc.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

4.1	Specimen Common Stock Certificate	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

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
Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on November 24, 2017.
10.47	Retirement Agreement between the Company and David M. Petersen, dated as of August 15, 2018	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on August 17, 2018
10.48	Voting Agreement by and among Celtic Intermediate Corp., Celtic Tier II Corp. and Civitas Solutions, Inc., dated as of December 18, 2018	Incorporated by reference to Exhibit 10.1 of Civitas Solutions, Inc. Form 8-K filed on December 18, 2018

Exhibit No.	Description

21.1	Subsidiaries	Filed as an exhibit to the Original Form 10-K

23.1	Consent of Independent Registered Public Accounting Firm	Filed as an exhibit to the Original Form 10-K

31.1	Certification of principal executive officer	Filed as an exhibit to the Original Form 10-K

31.2	Certification of principal financial officer	Filed as an exhibit to the Original Form 10-K

31.3	Certification of principal executive officer	Filed herewith

31.4	Certification of principal financial officer	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Furnished as an exhibit to the Original Form 10-K

101.INS	XBRL Instance Document.	Filed as an exhibit to the Original Form 10-K

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed as an exhibit to the Original Form 10-K

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed as an exhibit to the Original Form 10-K

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed as an exhibit to the Original Form 10-K

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed as an exhibit to the Original Form 10-K

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed as an exhibit to the Original Form 10-K

*	Management contract or compensatory plan or arrangement.

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