Form 10-Q
period 2018-12-31
Civitas Solutions, Inc.
filed 2019-02-04
CIK 1608638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2019, there were 36,307,002 shares outstanding of the registrant’s common stock, $0.01 par value.

TABLE OF CONTENTS
Civitas Solutions, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Civitas Solutions, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,805	$8,168
Restricted cash	389	333
Accounts receivable, net of allowances of $22,622 and $20,229 at December 31, 2018 and September 30, 2018	173,380	186,311
Prepaid expenses and other current assets	19,084	18,439
Total current assets	199,658	213,251
Property and equipment, net	196,011	196,992
Intangible assets, net	306,418	317,172
Goodwill	310,499	311,752
Restricted cash	50,000	50,000
Other assets	36,961	38,025
Total assets	$1,099,547	$1,127,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,683	$38,669
Accrued payroll and related costs	66,587	82,820
Other accrued liabilities	44,982	43,864
Obligations under capital lease, current	806	781
Current portion of long-term debt	7,331	7,331
Total current liabilities	144,389	173,465
Other long-term liabilities	81,854	79,847
Deferred tax liabilities, net	2,881	8,122
Obligations under capital lease, less current portion	10,615	10,827
Long-term debt, less current portion	686,918	688,197
Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value; 350,000,000 shares authorized; and 36,280,500 and 36,116,252 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	362	360
Additional paid-in capital	287,890	286,897
Accumulated gain (loss) on derivatives, net of tax of $1,034 and $1,501 at December 31, 2018 and September 30, 2018, respectively	2,710	3,936
Accumulated deficit	(118,072)	(124,459)
Total stockholders’ equity	172,890	166,734
Total liabilities and stockholders’ equity	$1,099,547	$1,127,192
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Income
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Net revenue	$406,631	$395,418
Cost of revenue	322,352	316,257
Operating expenses:
General and administrative	41,032	44,534
Depreciation and amortization	22,375	21,797
Total operating expenses	63,407	66,331
Income from operations	20,872	12,830
Other income (expense):
Other income (expense), net	(1,347)	446
Interest expense	(10,166)	(9,009)
Income before income taxes	9,359	4,267
Provision (benefit) for income taxes	2,972	(5,127)
Net income	$6,387	$9,394

Basic and diluted income per common share	$0.18	$0.25

Weighted average number of common shares outstanding, basic	36,162,345	37,472,018
Weighted average number of common shares outstanding, diluted	36,378,664	37,675,792
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Net income	$6,387	$9,394
Other comprehensive income, net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge, net of tax of ($467) and $637 for the three months ended December 31, 2018 and 2017, respectively	(1,226)	1,601
Comprehensive income	$5,161	$10,995
See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

For the three months ended December 31, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Gain (Loss) on Derivatives	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2018	36,116,252	$360	$286,897	$3,936	$(124,459)	$166,734
Issuance of common stock under employee incentive plans, net of shares surrendered	164,248	2	(1,075)	—	—	(1,073)
Stock-based compensation	—	—	2,068	—	—	2,068
Other comprehensive income, net of tax	—	—	—	(1,226)	—	(1,226)
Net income	—	—	—	—	6,387	6,387
Balance at December 31, 2018	36,280,500	$362	$287,890	$2,710	$(118,072)	$172,890

For the three months ended December 31, 2017

	Common Stock		Additional Paid-in Capital	Accumulated Gain (Loss) on Derivatives	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2017	37,441,257	$374	$301,819	$(91)	$(139,185)	$162,917
Cumulative effect adjustment on adoption of ASU 2016-09			219		(160)	59
Issuance of common stock under employee incentive plans, net of shares surrendered	105,380	1	(1,065)	—	—	(1,064)
Stock-based compensation	—	—	1,651	—	—	1,651
Other comprehensive income, net of tax	—	—	—	1,601	—	1,601
Net income	—	—	—	—	9,394	9,394
Balance at December 31, 2017	37,546,637	$375	$302,624	$1,510	$(129,951)	$174,558

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Operating activities:
Net income	$6,387	$9,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for accounts receivable allowances	6,928	4,770
Depreciation and amortization	22,375	21,797
Amortization original issue discount and financing costs	553	544
Stock-based compensation	2,068	1,651
Deferred income taxes	(3,520)	(7,910)
Loss on disposal of assets	211	94
Gain from derivatives	—	(82)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,003	2,100
Other assets	(1,274)	(14,664)
Accounts payable	(11,377)	(150)
Accrued payroll and related costs	(16,233)	(15,799)
Other accrued liabilities	1,598	2,772
Other long-term liabilities	2,007	4,313
Net cash provided by operating activities	15,726	8,830
Investing activities:
Acquisition of businesses, net of cash acquired	—	(81,926)
Purchases of property and equipment	(14,200)	(11,187)
Proceeds from sale of assets	740	1,733
Net cash used in investing activities	(13,460)	(91,380)
Financing activities:
Proceeds from long term-debt, net of original issue discount	—	74,452
Repayments of long-term debt	(1,833)	(1,833)
Proceeds from borrowings under senior revolver	27,400	66,200
Repayments of borrowings under senior revolver	(27,400)	(61,200)
Repayments of capital lease obligations	(187)	(146)
Cash paid for earn out obligations	(480)	—
Payments of deferred financing costs	—	(258)
Taxes paid related to net share settlements of equity awards	(1,073)	(1,064)
Net cash provided by (used in) financing activities	(3,573)	76,151
Net decrease in cash, cash equivalents, and restricted cash	(1,307)	(6,399)
Cash, cash equivalents, and restricted cash at beginning of period	58,501	57,624
Cash, cash equivalents, and restricted cash at end of period	$57,194	$51,225

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$6,805	$—
Restricted cash, current	389	1,225
Restricted cash, noncurrent	50,000	50,000
Total cash, cash equivalents, and restricted cash	$57,194	$51,225

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)
(Unaudited)

Supplemental disclosure of cash flow information
Cash paid for interest	$9,524	$8,201
Cash paid for income taxes	$3,578	$11,019
Supplemental disclosure of non-cash activities:
Accrued property and equipment	$1,056	$883
Fair value of contingent consideration related to acquisitions	$—	$1,080

See accompanying notes to these condensed consolidated financial statements.

Civitas Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2018
(Unaudited)

1. Business Overview
Civitas Solutions, Inc. ("Civitas"), through its wholly-owned subsidiaries (collectively, the "Company"), is the leading provider of home- and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has evolved into a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. The Company currently provides services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”), youth with emotional, behavioral and/or medically complex challenges, and elders in need of day health services to support their independence. As of December 31, 2018, the Company operated in 36 states, serving approximately 12,700 individuals in residential settings and approximately 18,700 individuals in non-residential settings.
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
We have four operating divisions, Community Support Services ("CSS"), Specialty Rehabilitation Services (“SRS”), Children & Family Services ("CFS") and Adult Day Health ("ADH"). Each operating division represents a reportable segment except ADH which is included within Corporate and Other because it does not meet the thresholds for separate reporting. As of October 1, 2018, Community Support Services and Children & Family Services are new names for the operating divisions formerly referred to as Intellectual and Developmental Disabilities ("I/DD") and At-Risk Youth ("ARY"), respectively. There were no changes to the composition of the operating divisions as a result of these name changes.

2. Merger Agreement

On December 18, 2018, the Company announced that it entered into a definitive merger agreement to be acquired by funds advised by Centerbridge Partners, L.P. The Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 18, 2018, is by and among Celtic Intermediate Corp., a Delaware corporation (“Parent”), Celtic Tier II Corp., a Delaware corporation (“Merger Sub”), and the Company, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company (the “Surviving Corporation”) surviving the Merger as a wholly owned subsidiary of Parent.
If the Merger is completed, each share of Civitas common stock issued and outstanding immediately prior to the effective time (other than (i) shares of Civitas common stock owned by the Company (excluding any shares of Civitas common stock owned by any subsidiary of the Company, which will remain outstanding), Parent or Merger Sub and (ii) shares as to which appraisal rights have been properly demanded and perfected in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be automatically cancelled and converted into the right to receive $17.75 in cash, without interest and subject to any applicable withholding taxes.

Pursuant to the Merger Agreement, Civitas equity awards outstanding immediately prior to the effective time of the Merger (the “effective time”) will generally be subject to the following treatment, unless otherwise agreed to by the parties:

•
Each option for a share of Civitas common stock (a “stock option”) whether vested or unvested, will be cancelled and converted into and will become a right to receive an amount in cash, without interest, equal to (1) $17.75 (less the exercise price per share attributable to such stock option); multiplied by (2) the total number of shares of Civitas common stock issuable upon exercise in full of such stock option. On December 7, 2018, as part of its routine annual compensation review cycle, the Board of Directors, at the recommendation of the Compensation Committee, made customary annual equity awards to employees of stock options (the “Annual 2019 Option Awards”), time-based restricted stock units (the “Annual 2019 RSUs”) and performance-based restricted stock units (the “Annual 2019 PRSUs”). The consideration for stock options other than the Annual 2019 Option Awards will be payable on the closing date of the Merger (the “closing date”) and the consideration for the Annual 2019 Option Awards will vest and be payable at the same time as such stock option would have vested pursuant to its terms, subject to the holder’s continued service with Parent or an affiliate of Parent (including the Surviving Corporation or its subsidiary) through the applicable vesting dates. Stock Options with an exercise price per share greater than $17.75 will be cancelled without any cash payment.

•
Each time-based restricted stock unit (a “RSU”), whether vested or unvested, will be cancelled and will become a right to receive an amount in cash, without interest, equal to (1) $17.75 multiplied by (2) the total number of shares of Civitas common stock subject to such RSU. For each RSU, other than Annual 2019 RSUs, 50% of the consideration for such RSU will be payable on the closing date and the remaining 50% will generally vest and be payable in accordance with the terms of the RSU, subject to the holder’s continued service with Parent or an affiliate of Parent (including the Surviving Corporation or its subsidiary) through the applicable vesting dates (or, if earlier than the applicable vesting dates, the amounts will generally be paid in two equal installments on the first and second anniversaries of the closing date, subject to continued service). For each Annual 2019 RSU, the consideration for such RSU will, subject to the holder’s continued service with Parent or an affiliate of Parent (including the Surviving Corporation or its subsidiary) through the applicable vesting dates, vest and be payable in accordance with the terms of such RSU, with no less than 50% vesting and payable on the first anniversary of the closing date and any remaining unvested portion vesting and payable on the second anniversary of the closing date.

•
Performance-based restricted stock units (“PRSUs”) granted prior to December 8, 2017 that are outstanding immediately prior to the effective time, whether vested or unvested, will be cancelled for no consideration, PRSUs granted on December 8, 2017 or March 9, 2018 outstanding immediately prior to the effective time, whether vested or unvested, will be cancelled and will become a right to receive an amount in cash, without interest, equal to (x) $17.75 multiplied by (y) the total number of shares of Civitas common stock subject to such PRSU, with any performance-based vesting conditions deemed achieved based on actual performance during the applicable performance period, which shall be shortened to end on the date immediately prior to the closing date, and which amount will be paid on the closing date, and Annual 2019 PRSUs outstanding immediately prior to the effective time, whether vested or unvested, will be cancelled and will become a right to receive an amount in cash, without interest, equal to (x) $17.75 multiplied by (y) the total number of shares of Civitas common stock subject to such PRSU, with any performance-based vesting conditions deemed achieved at target. The consideration in respect of Annual 2019 PRSUs will be subject to the same payment terms, conditions and schedule as for the Annual 2019 RSUs (as described in the immediately preceding paragraph).

The consummation of the Merger is subject to certain customary conditions, including, but not limited to (1) receipt of the vote in favor of the adoption of the Merger Agreement by a the holders of a majority of the outstanding shares of Civitas common stock entitled to vote on the Merger Agreement; (2) expiration of waiting periods (and any extensions thereof), if any, applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) the absence of a material adverse effect and (4) the absence of any law or order prohibiting, making illegal or enjoining the Merger.

The Merger Agreement contains certain termination rights, including the right of Civitas to terminate the Merger Agreement to accept a superior proposal, subject to specified conditions and limitations, and the right of either party to terminate the Merger Agreement if the Merger is not consummated by May 17, 2019. Upon termination of the Merger Agreement by Civitas or Parent upon specified conditions, Civitas will be required to pay Parent a termination fee of $20 million, and upon termination of the Merger Agreement by Civitas or Parent under other specified conditions, Parent will be required to pay Civitas a termination fee of $40 million.

In connection with entering into the Merger Agreement, Parent and certain affiliates of Vestar Capital Partners, which collectively owned approximately 54% of the outstanding shares of Civitas common stock as of December 17, 2018, entered into a Voting Agreement (the “Voting Agreement”), pursuant to which such stockholders committed to vote their Civitas common stock in favor of, and take certain other actions in furtherance of, the transactions contemplated by the Merger Agreement, including the Merger. The Voting Agreement will terminate upon the earliest to occur of (1) the effective time, (2) the termination of the Merger Agreement in accordance with its terms, (3) an agreement to terminate the Voting Agreement, or (4) a change of recommendation by the Board of Directors pursuant to the Merger Agreement.

During the three months ended December 31, 2018, Civitas recognized approximately $1.2 million of costs in connection with the proposed Merger. These costs are included in general and administrative expenses in the consolidated statements of income.
3. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended December 31, 2018 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
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
Adoption of New Accounting Pronouncements
Revenue from Contracts with Customers— In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers Topic, and has since issued several additional amendments thereto (collectively known as ASC 606). ASC 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. On October 1, 2018 the Company adopted ASC 606 using the modified retrospective transition method. Under this method, the reported results for fiscal 2019 reflect the application of ASC 606, while the reported results for fiscal 2018 were prepared under the guidance of ASC 605, Revenue Recognition. The modified retrospective method requires the cumulative effect of applying the new guidance to all contracts with customers that were not completed as of October 1, 2018 to be recorded as an adjustment to retained earnings as of the adoption date. The Company did not record a cumulative effect adjustment to retained earnings as a result of the adoption of ASC 606 because the timing and measurement of revenue for the Company’s contracts with customers has no impact on retained earnings. See Note 11, Revenue Recognition for additional disclosures.
Statement of Cash Flows— In November 2016, the FASB issued ASU No. 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new standard effective October 1, 2018, using the retrospective transition method. The adoption of this new standard resulted in a decrease to Net cash used in investing activities of $0.9 million for the three months ended December 31, 2017.
4. Recent Accounting Pronouncements
Leases— In February 2016, the FASB issued ASU No. 2016-02—Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The standard will be effective for the Company on October 1, 2019. In July 2018, the FASB issued ASU No. 2018-11—Leases (Topic 842): Targeted Improvements (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. The Company will elect this new transition method when it adopts ASU 2016-02 on October 1, 2019. The adoption of this standard is expected to have a material impact on the Company's financial position. As of December 31, 2018, the Company had gross operating lease commitments of approximately $351 million. Upon adoption, a substantial portion of these lease commitments will be recorded at their net present value as a right of use asset and a lease obligation.

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
5. Long-Term Debt
As of December 31, 2018 and September 30, 2018, the Company’s long-term debt consisted of the following:

(in thousands)	December 31, 2018	September 30, 2018
Term loan principal; principal and interest are due in quarterly installments through January 31, 2021	$698,312	$700,145
Original issue discount on term loan, net of accumulated amortization	(909)	(1,020)
Deferred financing costs, net of accumulated amortization	(3,154)	(3,597)
	694,249	695,528
Less current portion of the term loan	7,331	7,331
Long-term debt	$686,918	$688,197
Senior Secured Credit Facilities

NMHI's senior credit agreement (the “senior credit agreement”), as amended, governs a $730.0 million Tranche B term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $160.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility matures on January 31, 2021, $70.0 million of the commitments under the senior revolver matures on January 31, 2019 and $90.0 million of the commitments under the senior revolver matures on January 31, 2021. All of the obligations under the senior secured credit facilities are guaranteed by NMHH and the subsidiary guarantors named therein. The senior credit agreement provides that NMHI may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of December 31, 2018, NMHI had $698.3 million of borrowings outstanding under the term loan facility, no borrowings outstanding under the senior revolver, $48.5 million of letters of credit issued under the institutional letter of credit facility and $1.0 million of standby letters of credit under the senior revolver.
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
Covenants
The senior credit agreement contains negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s outstanding borrowings under the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.00 to 1.00. The springing financial covenant was not in effect as of December 31, 2018 or September 30, 2018 as the Company’s usage of the senior revolver did not exceed the threshold for that quarter.
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

The fair value of the swap agreements, which represents the price that would be received to transfer the agreement in an orderly transaction between market participants, was an asset of $4.1 million and $5.8 million as of December 31, 2018 and September 30, 2018, respectively. Based on the timing of the associated cash flows, the fair value was split between current and long-term classification on the Company’s consolidated balance sheet in Prepaid expenses and other current assets and Other assets as of December 31, 2018 and September 30, 2018. The fair value was determined based on pricing models and independent formulas using current assumptions. Hedge ineffectiveness, if any, associated with the swap is recorded as interest expense in the period incurred. There was no hedge ineffectiveness recorded during the three months ended December 31, 2018. During the three months ended December 31, 2017, the ineffective portion of gains resulting from changes in fair value was $0.1 million which was recorded in Other income (expense), net. No amounts were excluded from ineffectiveness testing for the three months ended December 31, 2018 and 2017.

6. Stock-Based Compensation

Stock Options

Stock option activity for the three months ended December 31, 2018 is presented below:

(in thousands, except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2018	939,213	$18.67
Granted	177,832	13.65
Forfeited	8,826	18.33
Outstanding at December 31, 2018	1,108,219	$17.87	7.5	$1,044
Exercisable at December 31, 2018	739,123	$18.85	6.7	$289
Vested or expected to vest as of December 31, 2018	1,108,219	$17.87	7.5	$1,044

The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options. Options granted under the 2014 Plan during the three months ended December 31, 2018 were valued using the following assumptions:

2018
Risk-free interest rate	2.78%
Expected term	6 years
Expected volatility	36.13%
Expected dividend yield	—%

The Company recognizes the fair value of the stock option awards as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. There were no stock options exercised during the three months ended December 31, 2018. As of December 31, 2018, there was $2.1 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Unit Awards (RSUs)

Restricted stock unit activity for the three months ended December 31, 2018 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2018	835,899	$18.35
Granted	465,504	13.65
Forfeited	29,190	18.86
Vested	243,044	19.69
Non-vested units at December 31, 2018	1,029,169	$15.90

The fair value of each restricted stock unit was determined based on the Company's closing stock price on the date of grant. The Company recognizes the fair value of the RSUs as stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The total fair values of RSUs that vested during the three months ended December 31, 2018 was $3.3 million. As of December 31, 2018, there was $13.6 million of unrecognized compensation expense related to unvested restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Performance Based Restricted Stock Units (PRSUs)

During the three months ended December 31, 2018, the Company awarded 62,500 PRSUs. These PRSUs vest based upon the achievement of established performance targets over the three year performance period which ends September 30, 2021. The number of PRSUs that may vest varies between 0%- 200% based on the achievement of such goals. The PRSUs were valued at $13.65 per share based on the closing price of the Company’s common stock on the date of grant.

To calculate compensation expense, the Company forecasts the likelihood of achieving the predefined performance targets and calculates the number of PRSUs expected to be earned. As of December 31, 2018, the Company expects to recognize $1.4 million of stock-based compensation expense related to outstanding PRSUs based on the expected attainment levels. This cost is expected to be recognized over a weighted-average period of 2.3 years.

The PRSUs that were granted in fiscal 2016 failed to achieve the minimum threshold of the predetermined performance condition based on the three-year performance period ended on September 30, 2018. As a result, no shares were issued for these awards.

A summary of PRSU activity for the three months ended December 31, 2018 is as follows:

	Number of Performance Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested units at September 30, 2018	135,339	$19.44
Granted	62,500	13.65
Forfeited	46,663	19.79
Non-vested units at December 31, 2018	151,176	$16.94
Units expected to vest as of December 31, 2018	110,291	$15.86

Stock-based Compensation Expense

The Company recorded stock-based compensation expense for stock options, RSUs and PRSUs under the 2014 Plan of $2.1 million and $1.7 million during the three months ended December 31, 2018 and 2017, respectively. Stock-based compensation expense is included in general and administrative expenses in the consolidated statements of income.

For a discussion of the treatment of the stock options, RSUs and PRSUs in the proposed Merger, see Note 2, Merger Agreement.
7. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the three months ended December 31, 2018 are as follows (in thousands):

	CSS	SRS	CFS	Corporate and Other	Total
Balance as of September 30, 2018	$161,718	$117,445	$28,484	$4,105	$311,752
Adjustments to prior acquisitions (1)	—	(1,253)	—	—	(1,253)
Balance as of December 31, 2018	$161,718	$116,192	$28,484	$4,105	$310,499

(1) Adjustments are the result of finalizing the valuation of intangible assets associated with the acquisition of Mentis Neuro Rehabilitation, LLC (“Mentis”) that was completed during fiscal 2018.

Intangible Assets
Intangible assets consist of the following as of December 31, 2018 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	6 years	$581,222	$336,637	$244,585
Non-compete/non-solicit agreements	1 year	7,453	6,154	1,299
Trade names	1 year	8,161	6,921	1,240
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	62,279	45,385	16,894
		$701,515	$395,097	$306,418
Intangible assets consist of the following as of September 30, 2018 (in thousands):

Description	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	6 years	$581,222	$326,925	$254,297
Non-compete/non-solicit agreements	1 year	7,453	5,974	1,479
Trade names	1 year	8,161	6,771	1,390
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	3 years	62,279	44,673	17,606
		$701,515	$384,343	$317,172
Amortization expense was $10.8 million and $11.4 million for the three months ended December 31, 2018 and 2017, respectively.
The estimated remaining amortization expense related to intangible assets with finite lives for the nine months remaining in fiscal 2019 and each of the four succeeding years and thereafter is as follows:

Year Ended September 30,	(in thousands)
2019	$33,267
2020	42,580
2021	39,165
2022	37,360
2023	33,019
Thereafter	78,627
Total	$264,018
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
The following table sets forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Interest rate swap agreements (current)	$3,338	$—	$3,338	$—
Interest rate swap agreements (long-term)	736	—	736	—
Total	$4,074	$—	$4,074	$—
Liabilities
Contingent consideration	$1,325	$—	$—	$1,325
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

Interest rate-swap agreements. The Company’s interest rate-swap agreements are classified within Level 2 of the fair value hierarchy. Based on the timing of the associated cash flows, the fair value of the swap agreements was recorded in Prepaid expenses and other current assets or Other assets in the Company’s condensed consolidated balance sheets. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.
The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities (acquisition related contingent consideration) measured on a recurring basis for the three months ended December 31, 2018.

(in thousands)	Three Months Ended December 31, 2018
Balance at September 30, 2018	$1,805
Payments (1)	(480)
Balance at December 31, 2018	$1,325
(1) The Company settled the contingent consideration obligation associated with the Jac-Lin Manor, Inc acquisition during the three months ended December 31, 2018.
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

As of December 31, 2018 and September 30, 2018, the Company had $1.3 million and $1.8 million of contingent consideration liabilities, respectively, which were reflected in Other accrued liabilities or Other long-term liabilities.

At December 31, 2018 and September 30, 2018, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value.
9. Income Taxes
The Company’s effective income tax rate for the interim periods is based on management’s estimate of the Company’s annual effective tax rate for the applicable year. It is also affected by discrete items that may occur in any given period. The rates differ from the federal statutory income tax rate primarily due to state income taxes and nondeductible permanent differences such as meals and nondeductible compensation. For the three months ended December 31, 2018, the Company had a provision for income taxes of $3.0 million, or a 31.8% effective income tax rate compared to a benefit from income taxes of $5.1 million, or a (120.2)% effective income tax rate for the three months ended December 31, 2017. The benefit from income taxes for the three months ended December 31, 2017 was primarily due to revaluing of the Company’s deferred tax liabilities as a result of the lower corporate tax rate established by the Tax Cuts and Jobs Act (the “Tax Act”) enacted in the first quarter of fiscal 2018.
The Company files a federal consolidated return and files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2015. The Company did not have a reserve for uncertain income tax positions at December 31, 2018 and September 30, 2018. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.
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

The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the three months ended December 31,	CSS	SRS	CFS	Corporate and Other	Consolidated
2018
Net revenue	$260,532	$89,103	$38,023	$18,973	$406,631
EBITDA	35,561	15,999	6,449	(16,109)	41,900
Total assets	486,960	324,719	66,634	221,234	1,099,547
Depreciation and amortization	10,599	7,356	1,391	3,029	22,375
Purchases of property and equipment	6,780	2,924	488	4,008	14,200
2017
Net revenue	$255,891	$85,989	$35,875	$17,663	$395,418
EBITDA	32,976	13,624	4,812	(16,422)	34,990
Depreciation and amortization	10,125	6,753	1,414	3,505	21,797
Purchases of property and equipment	7,032	2,141	299	1,715	11,187

A reconciliation of EBITDA to income before income taxes on a consolidated basis is as follows (in thousands):

	For the three months ended December 31,
	2018	2017
EBITDA	$41,900	$34,990
Less:
Depreciation and amortization	22,375	21,797
Interest expense, net	10,166	8,926
Income before income taxes	$9,359	$4,267

11. Revenue Recognition

On October 1, 2018, the Company adopted Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all of the related amendments (the “New Revenue Standard”). The New Revenue Standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the standard using the modified retrospective approach and did not record a cumulative catch-up adjustment as the timing and measurement of revenue for the Company’s customers is similar to its prior revenue recognition model. The Company’s accounting policies under the New Revenue Standard were applied prospectively to the 2019 fiscal period and are described below.

The Company’s net revenue is generated from providing services directly to the individuals we support under contracts with state and local government agencies and non-public payors including commercial insurers and private consumers. Generally, these contracts establish the terms of the customer relationship and set the broad range of terms for services to be performed at a stated rate. However, the contracts do not give rise to rights and obligations until the Company is engaged to provide services by the state or local government agency or the individual being served. When the services are authorized, it creates a performance obligation to provide services over a defined period of time that can range from one day to multiple months. The types of service offerings vary by individual, however; these offerings are not distinct within the context of the contract because the intent is to coordinate the comprehensive care required for an individual. The Company satisfies its performance obligations over time, given that individuals simultaneously receive and consume the benefits provided by the Company as the services are performed. As the Company has the right to consideration from customers commensurate with the value of the services provided to customers from the performance over a given invoice period, the Company has elected to use the practical expedient for measuring progress toward the satisfaction of performance obligations and recognizes service revenue in the amount to which the Company has the right to invoice. Further, the Company has elected to apply the practical expedients to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and for (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Types of Contracts
The Company provides services under four types of contractual arrangements with its payors:

•
Negotiated Contracts - for these contracts, services are priced pursuant to a “plan of care” for the individual that encompasses habilitation and therapies. Such contracts are not subject to retroactive adjustment or cost reimbursement requirements. However, there may be instances where rates are adjusted based upon a change in circumstances with a particular individual or in situations where additional services are needed. Subsequent adjustments to rates, if any, are recognized when approved by the payor. For the three months ended December 31, 2018 and 2017 we recognized $136.2 million and $126.4 million, respectively, under these contracts.

•
Fixed Fee Contracts - for these contracts, payors set a standard rate or set of rates for a particular service usually dependent on the acuity of the individual being served. These rates are the same for all agencies providing the service. For these contract types, there is generally no cost report required. For the three months ended December 31, 2018 and 2017 we recognized $231.1 million and $217.5 million, respectively, under these contracts.

•
Retrospective Reimbursement Contracts - for these contracts, a provisional rate is set for the year pending the filing of an annual cost report that may further adjust that rate. Cost reimbursement rules differ by jurisdiction and program type. Revenue under these contracts is limited to the allowable costs under the contract. To the extent revenue exceeds the allowable costs it is deferred and reimbursed to the payor after the closeout of the contract. For the three months ended December 31, 2018 and 2017 we recognized $12.0 million and $26.6 million, respectively, under these contracts.

•
Prospective Payment Contracts - these contracts are cost reported in the same way as retrospective contracts, except the cost report for the annual period is used to set the rates in a future period. For these contracts, changes in rates are recognized in revenue prospectively. For the three months ended December 31, 2018 and 2017 we recognized $27.3 million and $24.9 million, respectively, under these contracts.

The Company has elected to apply the practical expedient and recognize incremental costs of obtaining a contract with amortization periods of one year or less as expense when incurred. These costs are infrequent and have historically been immaterial.
The transaction price under these contracts is based on gross charges for services, reduced by allowances for estimated sales adjustments and state provider taxes or gross receipts taxes levied on services the Company provides. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in payment trends. Subsequent changes to the estimate of the transaction price are recorded as adjustments to net revenue in the period of change.
In addition, all four contract types are subject to review by the third-party payors and may be subject to retroactive adjustment if in performing our services we have not adhered to the terms of the contract, or did not document our services as specified by the payor. Therefore, amounts due from third-party payors, primarily state and local government agencies and commercial health insurers, include variable consideration for retroactive revenue adjustments due to settlements of audits and reviews. We make estimates for these revenue adjustments based on our historical experience and success rates in the claim appeals and adjudication process. As of December 31, 2018 and 2017, liabilities to payors were $6.0 million and $8.2 million, respectively.
Revenue Mix
For the three months ended December 31, 2018 and 2017 the Company’s revenue by payor type was as follows:

For the three months ended December 31,	CSS	SRS	CFS	Corporate and Other	Consolidated
2018
State and local government	$259,507	$45,768	$37,945	$18,880	$362,100
Non-public	83	38,859	78	7	39,027
Individual	942	4,476	—	86	5,504
Total	$260,532	$89,103	$38,023	$18,973	$406,631

2017
State and local government	$254,784	$41,650	$35,809	$17,557	$349,800
Non-public	128	39,680	66	23	39,897
Individual	979	4,659	—	83	5,721
Total	$255,891	$85,989	$35,875	$17,663	$395,418
Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state operation, which is included in the CSS segment, accounted for approximately 15% of the Company’s net revenue for the three months ended December 31, 2018, and 16% of the Company’s net revenue for the three months ended December 31, 2017. Contracts with state and local governmental payors in California, the Company’s second largest state operation, which is included in the CSS and SRS segments, accounted for approximately 10% of net revenue for the three months ended December 31, 2018 and 2017. No other states accounted for 10% or more of our net revenue during the three months ended December 31, 2018 and 2017.

12. Net Income Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended December 31,
(in thousands, except share and per share amounts)	2018	2017
Numerator
Net income	$6,387	$9,394
Denominator
Weighted average shares outstanding, basic (1)	36,162,345	37,472,018
Weighted average common equivalent shares	216,319	203,774
Weighted average shares outstanding, diluted (1)	36,378,664	37,675,792
Net income per share, basic and diluted	$0.18	$0.25
Equity instruments excluded from diluted net income per share calculation as the effect would have been anti-dilutive:
Stock options	947,683	519,872
Performance and restricted stock units	257,160	97,916
(1) The decrease in basic and diluted weighted average shares outstanding as compared to the three months ended December 31, 2017 is primarily due to the repurchase of 1,470,785 shares by the Company under the stock repurchase plan that was announced on February 8, 2018. The stock repurchase program expired on August 12, 2018, and the Company does not have authorization to repurchase any additional common stock under the program.

13. Commitments and Contingencies

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
The following discussion of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as our reports on Form 8-K and other publicly available information. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this report.
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
Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our more than 38-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (“I/DD”), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (“ABI”) that we serve through our Post-Acute Specialty Rehabilitation Services (“SRS”), youth with emotional, behavioral and/or medically complex challenges, and elders in need of day health services to support their independence. As of December 31, 2018, we operated in 36 states, serving approximately 12,700 individuals in residential settings and approximately 18,700 individuals in non-residential settings. We have a diverse group of hundreds of public payors that fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors for our services to individuals with acquired brain injuries or other catastrophic injuries and illnesses.
We operate our business in four operating divisions, Community Support Services ("CSS"), Specialty Rehabilitation Services ("SRS"), Children & Family Services ("CFS") and Adult Day Health ("ADH"). Each operating division represents a reportable segment except ADH which is included within Corporate and Other. As of October 1, 2018, Community Support Services and Children & Family Services are new names for the operating divisions formerly referred to as Intellectual and Developmental Disabilities (“I/DD”) and At-Risk Youth (“ARY”), respectively. There were no changes to the composition of the operating divisions as a result of these name changes. The segments have been organized by service line.
Our CSS segment is the largest portion of our business. Through the CSS segment, we provide home- and community-based human services to adults and children with intellectual and developmental disabilities. Our CSS programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care.
Through the SRS segment, which is our second largest segment, we deliver services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include, neurorehabilitation, neurobehavioral rehabilitation, specialized nursing, physical, occupational and speech therapies, supported living, outpatient treatment and pre-vocational services.
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

The Merger Agreement

On December 18, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Celtic Intermediate Corp., a Delaware corporation (“Parent”), Celtic Tier II Corp., a Delaware corporation (“Merger Sub”), and Civitas Solutions, Inc. (“Civitas”), providing for the merger of Merger Sub with and into Civitas (the “Merger”), with Civitas surviving the Merger as a wholly owned subsidiary of Parent.

If the Merger is completed, each share of Civitas common stock issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares of Civitas common stock owned by Civitas (excluding any shares of Civitas common stock owned by any subsidiary of Civitas, which will remain outstanding), Parent or Merger Sub and (ii) shares as to which appraisal rights have been properly demanded and perfected in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be automatically cancelled and converted into the right to receive $17.75 in cash, without interest and subject to any applicable withholding taxes.

The consummation of the Merger is subject to certain customary conditions, including, but not limited to, (1) receipt of the vote in favor of the adoption of the Merger Agreement by a the holders of a majority of the outstanding shares of Civitas common stock entitled to vote on the Merger Agreement; (2) expiration of waiting periods (and any extensions thereof), if any, applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) the absence of a material adverse effect and (4) the absence of any law or order prohibiting, making illegal or enjoining the Merger.

The Merger Agreement contains certain termination rights, including the right of Civitas to terminate the Merger Agreement to accept a superior proposal, subject to specified conditions and limitations, and the right of either party to terminate the Merger Agreement if the Merger is not consummated by May 17, 2019. Upon termination of the Merger Agreement by Civitas or Parent upon specified conditions, Civitas will be required to pay Parent a termination fee of $20 million, and upon termination of the Merger Agreement by Civitas or Parent under other specified conditions, Parent will be required to pay Civitas a termination fee of $40 million.

For more information about the proposed Merger, see Note 2. Merger Agreement in the unaudited condensed consolidated financial statements included in this Quarterly Report.

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
Political and economic trends can also affect our operations. Reductions or changes in Medicaid funding or changes in budgetary priorities by the federal, state and local governments that pay for our services could have a material adverse effect on our revenue and profitability. Recent efforts at the federal level to reduce the federal budget deficit, repeal and/or replace the Patient Protection and Affordable Care Act and/or restructure the Medicaid program pose risk for significant reductions in federal Medicaid matching funds to state governments. In addition, budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. In the past, certain states in which we operate, including Minnesota, California,

Massachusetts, Indiana, Arizona, and West Virginia, have implemented rate reductions, rate freezes and service reductions, in response to state budgetary deficits. While we are currently managing through a small number of rate decreases, we expect the overall rate environment to continue to remain stable in 2019.
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
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with a number of organic growth opportunities, particularly within the CSS and SRS segments, and, as a result, we have a continued emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprise the new start operating loss and the aggregation of all programs with net operating income that are less than 18 months old comprise the new start operating income for such period. During the three months ended December 31, 2018 and 2017, new starts generated operating losses of $2.3 million and $1.2 million, respectively, and operating income of $0.7 million and $1.1 million, respectively.
Acquisitions
From the beginning of fiscal 2014 through December 31, 2018, we have completed 55 acquisitions, including several acquisitions of small providers, which we have integrated with our existing operations. Acquisitions could have a material impact on our consolidated financial statements.
During the three months ended December 31, 2018, we did not complete any acquisitions. During the three months ended December 31, 2017, we acquired the assets or equity interests of six companies for total consideration of $83.0 million, net of $0.8 million of cash acquired and including $1.1 million of contingent consideration.
Divestitures

We regularly review and consider the divestiture of under-performing or non-strategic programs to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During fiscal 2018, we completed a comprehensive, top-to-bottom examination of each program’s performance across all of our operating divisions to improve the efficiency of our operations and mitigate margin erosion created by increasing labor and healthcare costs. As a result of this initiative, we decided to close and/or consolidate 58 programs during fiscal 2018 primarily within our SRS and CSS operating divisions (the “Program Closures”). These closures are expected to eliminate losses of $1.8 million annually. The comprehensive examination was completed during the fourth quarter of fiscal 2018 and there will be no additional closures associated with this review.
Revenue

On October 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) applying the modified retrospective method. The adoption of ASC 606 did not have a material impact on the measurement nor on the recognition of revenue of contracts, for which all revenue had not been recognized, as of October 1, 2018, therefore no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018. See Note 11, Revenue Recognition.

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three months ended December 31, 2018 and December 31, 2017, we derived 89% and 88% of our net revenue from contracts with state, local and other government payors, respectively, and 11% and 12% of our net revenue from non-public payors, respectively. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended December 31,
	2018	2017
Community Support Services
Gross Revenues	$264,009	$259,246
Average Residential Census	8,982	8,768
Average Daily Rate	$250.60	$247.31
Non-Residential Billable Units	2,985,398	3,135,751
Average Non-Residential Billable Unit Rate	$19.07	$19.05
Gross Revenue Growth %	1.8%
Gross Revenue growth due to:
Volume Growth	0.8%
Average Rate Growth	1.0%
Specialty Rehabilitation Services
Gross Revenues	$91,250	$87,638
Average Residential Census	1,423	1,414
Average Daily Rate	$659.98	$643.30
Non-residential Billable Units	62,222	50,721
Average Non-Residential Billable Unit Rate	$78.02	$78.20
Gross Revenue Growth %	4.1%
Gross Revenue growth due to:
Volume Growth	1.6%
Average Rate Growth	2.5%
Children & Family Services
Gross Revenues	$38,494	$36,267
Average Residential Census	2,297	2,119
Average Daily Rate	$126.76	$128.44
Non-residential Billable Units	137,209	135,387
Average Non-Residential Billable Unit Rate	$85.28	$82.96
Gross Revenue Growth %	6.1%
Gross Revenue growth due to:
Volume Growth	6.2%
Average Rate Growth	(0.1)%
Adult Day Health
Gross Revenues	$19,222	$17,870
Non-residential Billable Units	1,071,550	991,081
Average Non-Residential Billable Unit Rate	$17.94	$18.03
Gross Revenue Growth %	7.6%
Gross Revenue growth due to:
Volume Growth	8.1%
Average Rate Growth	(0.5)%
Consolidated Results
Gross Revenues	$412,975	$401,021
Gross Revenue Growth %	3.0%
Gross Revenue growth due to:
Volume Growth	1.8%
Average Rate Growth	1.2%

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
Occupancy costs represent a significant portion of our operating costs. As of December 31, 2018, we owned 352 facilities and 4 offices, and we leased 1,862 facilities and 197 offices. We expect occupancy costs of the continuing business to increase during fiscal 2019 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.
Our business insurance programs include professional and general liability insurance, for which we are self-insured for $3.0 million per claim and $28.0 million in the aggregate, among others. We incurred professional and general liability expenses of $3.4 million and $3.3 million during the three months ended December 31, 2018 and 2017, respectively. These expenses are incurred in connection with our claims reserves and insurance premiums.
For our employment practices liability, we are fully self insured. We currently have two pending complaints in California state court that allege certain wage and hour violations of California labor laws and seek to be designated as class-actions. For the three months ended December 31, 2018 and 2017, we incurred employment practices liability expenses of $0.1 million and $0.9 million, respectively.
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

Results of Operations

The following table sets forth our consolidated results of operations as a percentage of total gross revenues for the periods indicated.

	Three Months Ended December 31,
	2018	2017
Gross revenue	100.0%	100.0%
Sales adjustments	(1.5)%	(1.4)%
Net revenue	98.5%	98.6%
Cost of revenue	78.1%	78.9%
Operating expenses:
General and administrative	9.9%	11.1%
Depreciation and amortization	5.4%	5.4%
Total operating expense	15.3%	16.5%
Income from operations	5.1%	3.2%
Other income (expense):
Other income (expense), net	(0.3)%	0.1%
Interest expense	(2.5)%	(2.2)%
Income before income taxes	2.3%	1.1%
Provision (benefit) for income taxes	0.7%	(1.3)%
Net income	1.6%	2.4%
Three Months Ended December 31, 2018 and 2017
Consolidated Overview

	Three Months Ended December 31,		Increase
(in thousands)	2018	2017	(Decrease)
Gross Revenue	$412,975	$401,021	$11,954
Sales Adjustments	(6,344)	(5,603)	(741)
Net Revenue	$406,631	$395,418	$11,213
Income from Operations	20,872	12,830	8,042
Operating Margin (as a % of gross revenue)	5.1%	3.2%

Consolidated gross revenue for the three months ended December 31, 2018 increased by $12.0 million, or 3.0%, compared to the three months ended December 31, 2017. Gross revenue increased $7.7 million from acquisitions that closed during and after the first quarter of fiscal 2018 and $4.3 million from organic growth. Sales adjustments increased by $0.7 million, or 0.2% of gross revenue, compared to the three months ended December 31, 2017.

Consolidated income from operations was $20.9 million, or 5.1% of gross revenue, for the three months ended December 31, 2018 compared to $12.8 million, or 3.2% of gross revenue, for the three months ended December 31, 2017. The increase in our operating margin was primarily due to a decrease in direct labor costs and general and administrative expenses as a percentage of gross revenue. The decrease in direct labor costs was primarily attributable to changes in service line revenue mix and margin improvements resulting from the Program Closures that began during the second quarter of fiscal 2018. The decrease in general and administrative expenses as a percentage of revenue was primarily due to our efforts to manage costs and improve efficiencies and a decrease in expense associated with the Company’s deferred compensation plans. These plans have unfunded obligations that are linked directly to investment funds that were negatively affected by market performance during the three months ended December 31, 2018.

Community Support Services (CSS) Results of Operations
The following table sets forth the results of operations for the CSS segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
CSS gross revenue	$264,009	100.0%	$259,246	100.0%	$4,763
Sales adjustments	(3,477)	(1.3)%	(3,355)	(1.3)%	(122)	—%
CSS net revenue	260,532	98.7%	255,891	98.7%	4,641	—%

Cost of revenue:
Direct labor costs	171,219	64.9%	167,859	64.7%	3,360	0.2%
Direct program costs	10,696	4.1%	11,153	4.3%	(457)	(0.2)%
Direct occupancy costs	20,453	7.7%	18,707	7.2%	1,746	0.5%
Other direct costs	10,636	4.0%	12,094	4.7%	(1,458)	(0.7)%
Total cost of revenue	213,004	80.7%	209,813	80.9%	3,191	(0.2)%

General and administrative	11,967	4.5%	13,102	5.1%	(1,135)	(0.6)%
CSS EBITDA	35,561	13.5%	32,976	12.7%	2,585	0.8%

Depreciation and amortization	10,599	4.0%	10,124	3.9%	475	0.1%
Income from Operations	$24,962	9.5%	$22,852	8.8%	$2,110	0.7%
CSS gross revenue
CSS gross revenue for the three months ended December 31, 2018 increased by $4.8 million, or 1.8%, compared to the three months ended December 31, 2017. The increase in CSS gross revenue included $3.3 million from acquisitions that closed during and after the three months ended December 31, 2017 and $1.5 million from organic growth.
CSS EBITDA

CSS EBITDA was $35.6 million, or 13.5% of gross revenue, for the three months ended December 31, 2018 compared to $33.0 million, or 12.7% of gross revenue, for the three months ended December 31, 2017. The increase in our CSS EBITDA margin was primarily due to a decrease in cost of revenue and general and administrative expenses as a percentage of gross revenue compared to the three months ended December 31, 2017.
CSS cost of revenue for the three months ended December 31, 2018 decreased by 0.2% of gross revenue, compared to the three months ended December 31, 2017. This was primarily due to a 0.7% decrease in other direct costs partially offset by a 0.5% increase in direct occupancy costs as a percentage of gross revenue. The decrease in other direct costs was primarily due to a decrease in workers compensation expense attributable to favorable claims experience. The increase in direct occupancy costs was primarily due to increases in rent and utilities expense and higher vacancy rates within our intermediate care facilities.
CSS general and administrative expenses for the three months ended December 31, 2018 decreased by $1.1 million, or 0.6% of gross revenue, compared to the three months ended December 31, 2017. The decrease as a percentage of gross revenue was primarily due to our efforts to manage costs and improve efficiencies.
CSS Depreciation and amortization expense

Depreciation and amortization expense for the three months ended December 31, 2018 increased by $0.5 million, or 0.1% of gross revenue, compared to the three months ended December 31, 2017.

SRS Results of Operations
The following table sets forth the results of operations for the SRS segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
SRS gross revenue	$91,250	100.0%	$87,638	100.0%	$3,612
Sales adjustments	(2,147)	(2.4)%	(1,649)	(1.9)%	(498)	(0.5)%
SRS net revenue	89,103	97.6%	85,989	98.1%	3,114	(0.5)%

Cost of revenue:
Direct labor costs	46,687	51.2%	45,863	52.3%	824	(1.1)%
Direct program costs	5,797	6.4%	5,824	6.6%	(27)	(0.2)%
Direct occupancy costs	10,613	11.6%	10,144	11.6%	469	—%
Other direct costs	2,604	2.8%	2,424	2.8%	180	—%
Total cost of revenue	65,701	72.0%	64,255	73.3%	1,446	(1.3)%

General and administrative	7,403	8.1%	8,110	9.3%	(707)	(1.2)%
SRS EBITDA	15,999	17.5%	13,624	15.5%	2,375	2.0%

Depreciation and amortization	7,356	8.1%	6,753	7.7%	603	0.4%
Income from Operations	$8,643	9.4%	$6,871	7.8%	$1,772	1.6%
SRS gross revenue
SRS gross revenue for the three months ended December 31, 2018 increased by $3.6 million, or 4.1%, compared to the three months ended December 31, 2017. The increase in SRS gross revenue included $2.0 million from acquisitions that closed during and after the three months ended December 31, 2017 and $1.6 million from organic growth.
SRS EBITDA

SRS EBITDA was $16.0 million, or 17.5% of gross revenue, for the three months ended December 31, 2018 compared to $13.6 million, or 15.5% of gross revenue, for the three months ended December 31, 2017. The increase in our SRS EBITDA margin of 2.0% was primarily due to decreases in cost of revenue and general and administrative expenses as a percentage of revenue, partially offset by an increase in net sales adjustments as a percentage of revenue compared to the three months ended December 31, 2017
Sales adjustments    for the three months ended December 31, 2018 increased by $0.5 million, or 0.5% of gross revenue, compared to the three months ended December 31, 2017.
Cost of revenue for the three months ended December 31, 2018 decreased by 1.3% of gross revenue compared to the three months ended December 31, 2017. The decrease was primarily due to a 1.1% decrease in direct labor costs resulting from lower contracted services expense and margin improvements associated with the Program Closures that began in the second quarter of last year.
General and administrative expenses decreased by $0.7 million, or 1.2% of gross revenue, during the three months ended December 31, 2018. The decrease as percentage of gross revenue was primarily due to our efforts to manage costs and improve efficiencies.
SRS Depreciation and amortization expense

Depreciation and amortization expense for the three months ended December 31, 2018 increased by $0.6 million, or 0.4% of gross revenue, compared to the three months ended December 31, 2017. The increase was primarily due to acquisitions during fiscal 2018 that have resulted in higher amounts of quarterly amortization for the acquired intangible assets.
Children & Family Services (CFS) Results of Operations
The following table sets forth the results of operations for the CFS segment for the periods indicated (in thousands):

	Three Months Ended December 31,
	2018		2017			Change in % of gross revenue
	Amount	% of gross revenue	Amount	% of gross revenue	Increase (Decrease)
Revenue:
CFS gross revenue	$38,494	100.0%	$36,267	100.0%	$2,227
Sales adjustments	(471)	(1.2)%	(392)	(1.1)%	(79)	(0.1)%
CFS net revenue	38,023	98.8%	35,875	98.9%	2,148	(0.1)%

Cost of revenue	28,648	74.4%	28,090	77.5%	558	(3.1)%
General and administrative	2,926	7.6%	2,973	8.2%	(47)	(0.6)%
CFS EBITDA	6,449	16.8%	4,812	13.2%	1,637	3.6%

Depreciation and amortization	1,391	3.6%	1,414	3.9%	(23)	(0.3)%
Income from Operations	$5,058	13.2%	$3,398	9.3%	$1,660	3.9%
CFS gross revenue
CFS gross revenue for the three months ended December 31, 2018 increased by $2.2 million, or 6.1%, compared to the three months ended December 31, 2017. The $2.2 million increase in CFS gross revenue was due to a 6.2% increase in volume.
CFS EBITDA

CFS EBITDA was $6.4 million, or 16.8% of gross revenue, for the three months ended December 31, 2018 compared to $4.8 million, or 13.2% of gross revenue, for the three months ended December 31, 2017. The increase in our CFS EBITDA margin of 3.6% was primarily attributable to a decrease in cost of revenue that was driven by volume growth and changes in service line revenue mix compared to the three months ended December 31, 2017. In addition, general and administrative expenses decreased by 0.6% due to our efforts to manage costs and improve efficiencies.
CFS Depreciation and amortization expense
Depreciation and amortization expense for the three months ended December 31, 2018 remained flat compared to the three months ended December 31, 2017 at $1.4 million.

Corporate and Other Results of Operations
The following table sets forth the results of operations for Corporate and Other for the periods indicated (in thousands):

	Three Months Ended December 31,
	2018	2017
	Amount	Amount	Increase (Decrease)
Revenue:
Corporate and Other gross revenue	$19,222	$17,870	$1,352
Sales adjustments	(249)	(207)	(42)
Corporate and Other net revenue	18,973	17,663	1,310

Cost of revenue	14,999	14,100	899
General and administrative	18,736	20,348	(1,612)
Depreciation and amortization	3,029	3,505	(476)
Loss from Operations	$(17,791)	$(20,290)	$2,499
Corporate and Other revenue

Corporate and Other revenue consists of revenue from our ADH business. ADH gross revenue for the three months ended December 31, 2018 increased by $1.4 million, or 7.6%, compared to the three months ended December 31, 2017. The increase in gross revenue included $2.4 million from acquisitions that closed during and after the three months ended December 31, 2017. Organic gross revenue decreased by $1.0 million primarily due to the Program Closures.
Corporate and Other cost of revenue
Corporate and Other cost of revenue consists of costs associated with our ADH business. Corporate and Other costs of revenue for the three months ended December 31, 2018 increased by $0.9 million, as compared to the three months ended December 31, 2017. As a percentage of gross revenue, Corporate and Other cost of revenue decreased by 0.9% compared to the three months ended December 31, 2017. This decrease as a percentage of gross revenue was primarily due to the closure and/or consolidation of lower margin programs.
Corporate and Other operating expense
General and administrative expenses for the three months ended December 31, 2018 decreased by $1.6 million as compared to three months ended December 31, 2017, primarily due to our efforts to manage costs and improve efficiencies and a decrease in expense associated with the Company’s deferred compensation plans..
Depreciation and amortization expense for the three months ended December 31, 2018 decreased by $0.5 million, compared to the three months ended December 31, 2017. The decrease in depreciation and amortization expense is primarily the result of certain intangible assets becoming fully amortized during fiscal 2018.
Consolidated Other income (expense)
Other income (expense), net, which primarily consists of interest income and changes in the net cash surrender value of Company owned life insurance policies, was an expense of $1.3 million for the three months ended December 31, 2018 compared to income of $0.4 million for the three months ended December 31, 2017.

Consolidated Interest expense
Interest expense for the three months ended December 31, 2018 increased by $1.2 million as compared to three months ended December 31, 2017. The increase is primarily the result of higher average debt balances due to the $75.0 million incremental term loan funded on October 25, 2017, the net proceeds of which were used for the acquisition of Mentis Neuro Rehabilitation, LLC in fiscal 2018.
Consolidated Provision (benefit) for income taxes
For the three months ended December 31, 2018, we had a provision for income taxes of $3.0 million, or a 31.8% effective tax rate, compared to a benefit of $5.1 million, or a (120.2)% effective tax rate, for the three months ended December 31, 2017. The benefit that resulted in the (120.2)% effective tax rate for the three months ended December 31, 2017 was due to revaluing of the Company’s deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017.
Liquidity and Capital Resources
Our principal uses of cash are to meet working capital requirements, fund debt obligations, and finance capital expenditures and acquisitions. Cash flows from operations and borrowings under our senior credit facility have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand, and available borrowings under our senior revolver.
Operating activities
Net cash provided by operating activities was $15.7 million for the three months ended December 31, 2018 and $8.8 million for the three months ended December 31, 2017. The increase in net cash provided by operating activities during the three months ended December 31, 2018 was primarily attributable to lower federal income tax payments and changes in working capital accounts due to timing differences compared to the three months ended December 31, 2017.
Investing activities
Net cash used in investing activities was $13.5 million and $91.4 million for the three months ended December 31, 2018 and 2017, respectively. Cash paid for property and equipment for the three months ended December 31, 2018 was $14.2 million, or 3.5% of net revenue, compared to $11.2 million, or 2.8% of net revenue, for the three months ended December 31, 2017. During the three months ended December 31, 2018, we did not complete any acquisitions. During the three months ended December 31, 2017 we paid $81.9 million for six acquisitions.
Financing activities
Net cash used in financing activities was $3.6 million for the three months ended December 31, 2018 as compared to net cash provided by financing activities of $76.2 million for the three months ended December 31, 2017. The net cash used in financing activities during the three months ended December 31, 2018 was primarily related to payments on long-term debt. The net cash provided by financing activities during the three months ended December 31, 2017 was primarily attributable to the proceeds of the incremental term loan of $75.0 million.

During the three months ended December 31, 2018, we borrowed an aggregate of $27.4 million under our senior revolver, all of which was repaid during the same period. During the three months ended December 31, 2017, we borrowed an aggregate of $66.2 million under our senior revolver and repaid $61.2 million.

At December 31, 2018, we had $698.3 million of borrowings outstanding under the term loan facility, and we had no outstanding borrowings and $159.0 million of availability under the senior revolver including $1.0 million in standby letters of credit issued under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit, subject to certain maintenance and issuance limitations and letters of credit in excess of that amount reduce availability under our senior revolver. As of December 31, 2018, $48.5 million of letters of credit were issued under the institutional letter of credit facility and $1.0 million of letters of credit were issued under the senior revolver.
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

Debt and Financing Arrangements
Senior Secured Credit Facilities

NMHI and NMHH, wholly-owned subsidiaries of Civitas, have a senior credit facility that includes a term loan facility with a stated principal amount of $730.0 million (original $655.0 million term loan plus a $75.0 million incremental term loan funded on October 25, 2017) and a revolving credit facility of $160.0 million. In connection with the facility, NMHI has deposited $50.0 million in a restricted cash account as collateral to support the issuance of letters of credit. As of December 31, 2018, we had $698.3 million of borrowings outstanding under the term loan facility and no borrowings outstanding under the revolving credit facility, and we had $159.0 million available for borrowing under the revolving credit facility due to $1.0 million that was utilized to support letters of credit.
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

As of December 31, 2018, the Company had $698.3 million in term loans outstanding with an average borrowing rate of 5.80%. In addition, the Company has entered into two interest rate swaps on $375.0 million of the term loan principal to effectively fix the interest rate on this portion of the borrowings to 4.80%.
Covenants
The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, NMHI’s ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of December 31, 2018 and September 30, 2018. The senior credit agreement contains customary affirmative covenants and events of default.
The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, NMHI's usage of the senior revolver exceeds 30% of the commitments thereunder, NMHI is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.00 to 1.00. The springing financial covenant was not in effect as of December 31, 2018 or September 30, 2018 as our usage of the senior revolver did not exceed the threshold for those quarters.
Inflation
We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet transactions or interests.

Critical Accounting Policies
The Company’s critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and notes accompanying the consolidated financial statements that appear in the Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC, other than the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) as discussed in Note 11, Revenue Recognition to our condensed consolidated financial statements. There were no material changes subsequent to the filing of the Annual Report on Form 10-K for the fiscal year ended September 30, 2018, in the Company’s critical accounting policies or in the assumptions or estimates used to prepare the financial information appearing in this report.
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

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to the completion of the proposed merger, our markets, demand for our services, the political climate and budgetary and rate environment, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, our margins, our liquidity, our labor costs, costs of ongoing litigation and effects of the Tax Act. Terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or similar expressions are intended to identify these forward looking statements. These statements are only predictions. Actual events or results may differ materially.
The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is not possible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in our Annual Report on Form 10-K for the year ended September 30, 2018, as well as the following:

•	the potential failure to complete the proposed Merger;

•	the incurrence of substantial transaction and merger-related costs in connection with the proposed Merger;

•	reductions or changes in Medicaid or other funding or changes in budgetary priorities by federal, state and local governments;

•	an increase in labor costs or labor-related liability;

•	substantial claims, litigation and governmental proceedings;

•	reductions in reimbursement rates, policies or payment practices by our payors;

•	information technology failure, inadequacy, interruption or security failure;

•	our ability to attract and retain experienced personnel;

•	negative publicity or changes in public perception of our services;

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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. As of December 31, 2018, pursuant to an amendment to the senior credit agreement, the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points; plus 2.00%; or (ii) the Eurodollar rate for a one, two, three or six month period at our option (subject to a LIBOR floor of 0.75%); plus 3.00%. A 1% increase in the interest rate on our floating rate debt as of December 31, 2018 would have increased cash interest expense on the floating rate debt by approximately $7.1 million per annum, without giving effect to the interest rate swap agreements discussed below.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes for the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018, except as set forth below.

The announcement and pendency of our agreement to be acquired by funds advised by Centerbridge Partners, L.P. could have an adverse effect on our business.
On December 18, 2018, we entered into the Merger Agreement with affiliates of funds advised by Centerbridge Partners, L.P. Uncertainty about the effect of the Merger on our employees, customers, payors and other business partners may have an adverse effect on our business, financial condition and results of operations regardless of whether the Merger is consummated. These risks to the business include the following, all of which could be exacerbated by a delay in the completion of the Merger:
•the diversion of significant management time and resources towards the completion of the Merger;
•difficulties with maintaining relationships with customers, payors and other business partners;
•diminished ability to retain and hire key personnel;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the Merger;

•litigation related to the Merger and the costs related thereto; and

•the incurrence of significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger.

Failure to consummate the Merger within the expected timeframe or at all could have a material adverse impact to our business, financial condition and results of operations.

There can be no assurance that the Merger will occur. Consummation of the Merger is subject to certain conditions and there can be no assurance that these conditions will be satisfied in a timely manner or at all. The Merger Agreement also contains termination rights for both us and the Parent. If we are required to make these payments, doing so may materially adversely affect our business, financial condition and results of operations. In addition, if the Merger is not completed, and there are no other parties willing and able to acquire Civitas at a price of $17.75 per share or higher, on terms acceptable to us, the share price of Civitas’ common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. Also, we will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger for which we will have received little or no benefit if the Merger is not completed. Many of the fees will be payable by us even if the Merger is not completed and may relate to activities that we would have not undertaken other than to complete the Merger. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, customers and payors, could continue or accelerate in the event of a failed transaction.

Item 2.	Unregistered Sales of Equity Securities
Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during the three months ended December 31, 2018.
Repurchases of Equity Securities

The following table provides information about purchases we made during the three months ended December 31, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share
10/01/2018 - 10/31/2018	—	$—
11/01/2018 - 11/30/2018	—	$—
12/01/2018 - 12/31/2018	78,800	$13.63
(1) Our employees surrendered an aggregate of 78,800 shares to us in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the three months ended December 31, 2018.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVITAS SOLUTIONS, INC.

February 4, 2019	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 18, 2018, by and among Civitas Solutions, Inc., Celtic Intermediate Corp. and Celtic Tier II Corp. *	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 19, 2018

10.1	Voting Agreement, dated as of December 18, 2018, by and among Celtic Intermediate Corp. and certain stockholders of Civitas Solutions, Inc.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 19, 2018

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.